Form 10QSB
period 1996-08-31
DIEHL GRAPHSOFT INC
filed 1996-10-16
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                               FORM 10-QSB

(Mark One)
[P] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   August 31, 1996

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________to_____________

                   Commission file number: 33-47567-NY

                           DIEHL GRAPHSOFT, INC.
         (Exact name of registrant as specified in its charter)

     Maryland                        52-1407016
   (State or other jurisdiction of (I.R.S. employer identification no.) incorporation or organization)

10270 Old Columbia Road, Columbia, Maryland                       21046
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: 410-290-5114
Former name, former address and former fiscal year, if changed since last report.

   Indicate by check P whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes      P
 No

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ______ No __________

                  APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,140,739 shares of common stock .
                       DIEHL GRAPHSOFT, INC.
                            FORM 10-QSB
                               INDEX

                                                         NumberPage

PART I         FINANCIAL INFORMATION

               Financial Statements:
Item 1         Balance Sheet (unaudited) as of
                                                 August 31, 1996 3

               Statements of Operations (unaudited) for the three months ended August 31, 1996 and 19954

               Statements of Cash Flows (unaudited) for the three months ended August 31, 1996 and 19955

               Statements of Stockholders' Equity
                       (unaudited) as of August 31, 1996 and 19956

                                   Notes to Financial Statements 7

               Management's Discussion and Analysis of
               Financial Condition and Results of
                                                       Operations8


PART II        OTHER INFORMATION

                                Item 1         Legal Proceedings10

                           Item 2         Changes in Securities 10

                  Item 3         Defaults Upon Senior Securities10

Item 4         Submission of Matters to a Vote of
                                                Security Holders10

                                Item 5         Other Information10

                             Item 6         Exhibits and Reports10

                                                      SIGNATURES11

                       DIEHL GRAPHSOFT, INC.
                           BALANCE SHEET
                          AUGUST 31, 1996
                            (Unaudited)

          ASSETS

Current assets:
                                                     Cash$  599,598
                             Marketable securities        6,298,107
                                        Accounts receivable 424,844
                                   Inventory                200,972
                                             Due from officer 5,000
                                      Other current assets  125,998
                                      Total current assets7,654,519

Fixed assets:
                                                   Equipment545,949
                                     Furnishings and fixtures79,418
                                    Leasehold improvements   41,038
                                                            666,405
                                  Accumulated depreciation  373,109
                                          Net fixed assets  293,296

Other assets:
                         Unamortized organization expenses   34,922
  Software development costs, net of
                      accumulated amortization of $965,807  746,569
                                        Total other assets  781,491

                                             Total assets$8,729,306


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                    Accounts payable and accrued expenses$  210,839
                                         Income taxes payable32,585
                            Deferred income taxes           114,829
                                 Total current liabilities  358,253

Long term liabilities:
                                     Deferred income taxes  295,441
                                         Total liabilities  653,694

Stockholders' equity:
  Common stock - $.01 par value; 10,000,000
    shares authorized, 3,140,739 shares
                                    issued and outstanding   31,407
                                Additional paid in capital4,147,605
                                         Retained earnings3,896,600
                                Total stockholders' equity8,075,612

               Total liabilities and stockholders' equity$8,729,306



          See accompanying notes to financial statements
                       DIEHL GRAPHSOFT, INC.
                      STATEMENT OF OPERATIONS
                            (Unaudited)


                                        For the three months
                                          ended August 31,
                                                  1996      1995

            Sales                              $1,725,805  $862,688

               Cost of sales                         371,330189,096

            Gross profit                        1,354,475   673,592

Operating expenses:
                 General and administrative          418,392275,844
                 Selling & marketing                 411,470217,907
               Research and development             60,291   61,330
                     Total operating expenses        890,153555,081

             Income from operations                464,322  118,511

               Interest income                        91,705 69,570

               Income before income taxes            556,027188,081

               Provision for income taxes            203,050 66,700

              Net income                         $  352,977$121,381

            Net income per share                     $.11      $.04

Weighted average number of shares
               outstanding                       3,172,4722,895,810




















          See accompanying notes to financial statements
                            DIEHL GRAPHSOFT, INC.
                           STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                       For the three months
                                                         ended August 31,
                                                            1996      1995

Cash flows from operating activities:
          Net income                                      $  352,977$121,381
  Adjustments:
           Deferred income taxes                             49,685 (166,689)
            Amortization of bond premiums and discounts      (66,635)(44,771)
             Depreciation and amortization                    156,539 86,584
    Changes in operating assets and liabilities:
             Accounts receivable                            (88,453) 359,066
              Inventory                                      (66,259) 38,170
               Other assets                                    27,507 40,227
               Accounts payable and accrued expenses          (63,102)63,944
              Income taxes receivable/payable                153,315 (91,601)
        Net cash provided by operating
                  activities:                                 455,574406,311

Cash flows from investing activities:
     Purchases of marketable securities              (1,539,454)    (236,862)
          Maturities of marketable securities              1,539,000  80,000
        Capitalized software costs                        (181,350) (117,693)
          Purchase of fixed assets                           (43,325)(24,036)
     Organizational expenses                             (6,125)        -
             Net cash used in investing activities         (231,254)(298,591)

Cash flows from financing activities:
          Sale of common stock                                  -     54,366
            Net cash provided by financing activities          -      54,366

         Net increase in cash                                 244,320162,086

         Cash balance beginning of period                     375,278722,116

        Cash balance end of period                        $  599,598$884,202


Supplemental disclosure of cash flow
  information:
            Cash paid for income taxes                    $     -   $191,590








               See accompanying notes to financial statements
                                    DIEHL GRAPHSOFT, INC.
                              STATEMENT OF STOCKHOLDERS' EQUITY
                                         (Unaudited)



                                         Additional
                     Common     Common   Paid in     Retained
                     shares     stock    Capital     Earnings     Total

Balance
  May 31, 1995      2,893,125  $28,311  $2,479,306  $2,874,625  $5,382,242

Sale of Common
  Stock                 8,054       81      54,285        -         54,366

Net Income               -        -           -        121,381     121,381

Balance
  August 31, 1995   2,901,179  $28,392  $2,533,591  $2,996,006  $5,557,989




Balance
  May 31, 1996      3,140,739  $31,407  $4,147,605  $3,543,623  $7,722,635

Net Income               -        -           -        352,977     352,977

Balance
  August 31, 1996   3,140,739  $31,407  $4,147,605  $3,896,600  $8,075,612



































                        See accompanying notes to financial statements

DIEHL GRAPHSOFT, INC.
                   NOTES TO FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997.


                       DIEHL GRAPHSOFT, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     Results of Operations for the three months ended August 31, 1996 as compared to the three months ended August 31, 1995.

     Revenues for the three months ended August 31, 1996 doubled to $1,725,805 as compared to $862,688 for the three months ended August 31, 1995. The doubling of revenues for the three months ended August 31, 1996 is due to a continuation of strong sales both domestically and internationally of Minicad 6 on the Macintosh platform since March 1996 in addition to sales of Minicad for Windows. The Company officially commenced shipment of Minicad for Windows in July 1996 and generated approximately 19% of total sales for the quarter from the Windows product.

     The cost of sales for the three months ended August 31, 1996 was $371,330 as compared to $189,096 for the three months ended August 31, 1995 representing a increase of $182,334. The gross profit percentages for the three months ended August 31, 1996 and 1995 were 78.5% and 78.1% respectively. Amortization of software development to cost of sales, which is not directly a function of sales, rose to $127,053 for the three months ended August 31, 1996 from $65,574 for the three months ended August 31, 1995 which is approximately proportional to the increase in sales for the quarter. The increase in amortization expense is due an increase in capitalized costs to software development resulting from an increased commitment to this area and the effect of reducing the amortization period from three years to two years for newly capitalized costs beginning June 1, 1995.

      General and administrative expenses increase to $418,392 for the three months ended August 31, 1996 as compared to $275,844 for the three months ended August 31, 1995. Legal costs increased to $68,861 for the three months ended August 31, 1996 from $17,929 for the three months ended August 31, 1995. This increase is primarily associated with the defense of a patent infringement claim and a trademark dispute which have been settled during or shortly after the end of the quarter. Other increases in costs are attributable to the overall expansion of the company in preparation for Minicad for Windows.

     Research and development expenses decreased to $60,291 for the three month period ended August 31, 1996 from $61,330 for the three month period ended August 31, 1995. This decrease is due to $24,000 in externally contracted expenses for the Windows platform during the three months ended August 31, 1995 which concluded with the successful completion of the project shortly after the end of the quarter. Internal development costs rose during the three month period ended August 31, 1996 when compared to the three month period ended August 31, 1995 due to an increased internal commitment to this area.

      Selling and marketing expenses rose to $411,470 for the three month period ended August 31, 1996 as compared to $217,907 for the three month period ended August 31, 1995. This increase is primarily due to an increased commitment to advertising with the introduction of Minicad for Windows.

     Net Profit increased by $231,596 to $352,977 for the three months ended August 31, 1996 from $121,381 for the three months ended August 31, 1995. This increase is after giving effect to a provision for income taxes of $203,050 for the three month period ended August 31, 1996 and $66,700 for the three month period ended August 31, 1995. The effective tax rates were 36.5% and 35.5% for the three month periods ended August 31, 1996 and 1995, respectively. The increase in this rate is attributable to operating income increasing at a greater rate than tax-exempt investment income. The overall increase in net profit is primarily a result of sales increasing at a greater rate than operating expenses during the three month period ended August 31, 1996 when compared with the three month period ended August 31, 1995.

     Liquidity and Capital Resources

     The Company increased its working capital by $2,254,554 from $5,041,712 for the three months ended August 31, 1995 to $7,296,266 for the three months ended August 31, 1996. Working capital also rose from $6,997,170 at May 31, 1996 to $7,296,266 at August 31,
1996, representing an increase of $299,096. This increase from August 31, 1995 to August 31, 1996 is primarily the result of proceeds of $1,671,395 from the exercise of common stock warrants during the period from August through November 1995. Cash flows from operations over this period have been invested into equipment and software development with any excess placed temporarily into marketable securities. Company marketable securities continue to be in short to intermediate term government instruments.

      The Company's future capital requirements will depend upon many factors, including the extent, timing and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earning from operations will be adequate to satisfy the capital requirements for the next twelve months.

      The Company will continue to have working capital needs that will be affected by the progress of the Company's research and development activities and capital expenditures. However, the Company expects that the cash generated from future operations and the proceeds from the initial public offering will satisfy its operating cash needs for the foreseeable future.


PART II

                         OTHER INFORMATION



Item 1.   Legal Proceedings

          The Company had been a defendant to a patent infringement claim which was dismissed through a summary judgement issued on June 25, 1996 by the U.S. District Court.


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports

          None




                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:  October 11, 1996
                             Richard Diehl, President
                             Chief Executive Officer



DATE:  October 11, 1996
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer




                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:  October 11, 1996           s/Richard Diehl
                             Richard Diehl, President
                             Chief Executive Officer



DATE:  October 11, 1996           s/Joseph Schmelzle
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer