Form 10KSB
period 1996-05-31
DIEHL GRAPHSOFT INC
filed 1996-10-18
CIK 819005

ODDHEADER:
ODDHEADER:
ODDFOOTER:
                                  UNITED STATES
SECURITIES  AND  EXCHANGE  COMMISSION
WASHINGTON.  D.C.  20549

FORM  10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1996

DIEHL GRAPHSOFT, INC.
(Name of Small Business Issuer in its charter)

              New Jersey                       52-1407016
    (State or other Jurisdiction             I.R.S. Employer
   of incorporation or organization)        Identification No.

  10270 Old Columbia Road Suite 100
  Columbia, Maryland                             21046
  (Address of principal executive offices)       (Zip  code)

Issuer's telephone number (410) 290-5114

Securities registered pursuant to section 12(b) of the Act:

    Title of each class           Name of each exchange on which
    to be so registered           each class is be to registered

       Common Stock               NASDAQ Small Cap Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X__ No ____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__


State Issuer's Revenues for its most recent fiscal year. $4,927,636

State the aggregate market value of the voting stock held by non-affiliates by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of August 26, 1996, $6,732,679.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,140,739 shares of the sole class of common stock as of August 26, 1996.


TABLE OF CONTENTS

                                                      PAGE

Item  1  Description of Business....................   4

Item  2  Description of Property....................   11

Item  3  Legal Proceedings..........................   12

Item  4  Submission of Matters
         to a Vote of Security Holders..............   12

Item  5  Market for Common Equity and Related
         Stockholder Matters........................   12

Item  6  Management's Discussion and Analysis.......   13

Item  7  Financial Statements.......................   15

Item  8  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure.......................   15

Item  9  Directors, Executive Officers,
         Promoters and Control Persons..............   16

Item  10 Executive Compensation.....................   17

Item  11 Security Ownership of Certain Beneficial
         Owners and Management......................   20

Item  12 Certain Relationships and Related
         Transactions...............................   20


Item  13 Exhibits and Reports on Form 8-K............  21

Financial Statements..................................  22-33

Signatures ...........................................  34

ITEM 1.  DESCRIPTION OF BUSINESS

Diehl Graphsoft, Inc. ("Graphsoft" or the "Company") was founded in June, 1985, with the intent to develop a new and original approach to computer aided design (CAD) and computer aided engineering (CAE) software to enable sophisticated design and engineering projects to be successfully undertaken on relatively inexpensive computer hardware, thereby expanding the market for such software and decreasing costs of such work in the industry. The Company's strategy also includes offering additional software based on the Company's CAD technology to service the needs of engineering and architectural professionals in a cost effective manner.

The business of Graphsoft is more technically described as the design, development, manufacture and marketing of interactive graphics software, CAD software and CAE software. As part of that business, Graphsoft publishes a newsletter four times a year as a service to its users and as a sales tool for additional products and upgrades. The Company also creates manuals for its software users which are included as part of the software products, and has taken on other projects related to computer graphics and software development. Graphsoft also offers electronic information services on American Online, Compuserve, and the Internet as a service to its customers and as a sales tool.

The Company also acts as a publisher or reseller of other products. The Company publishes Azimuth for outside authors and, from time to time, also resells CAD related products manufactured by other companies through the Company's distribution channels, such as digitizing tablets by Kurta, rendering software by Strata, Inc., and translation software by Kandu Corp.

The Company has developed a related series of CAD software packages for the Apple MacIntosh microcomputer and for IBM compatible microcomputers using the Microsoft Windows operating systems. The Company has developed and marketed a 2 and 3 dimensional CAD program with broad capabilities including a data-base, report generation, and programmability. The Company initially acquired its basic CAD system software from Richard Diehl on September 4, 1985 in exchange for 90,000 common shares in the Company valued at $1,000.00 at that time. As part of his employment agreement, Mr. Diehl has agreed to assign rights to future software developed by him to the Company. See "Certain Transactions." The Company intends to develop specialized modules which enhance the ability of this program to serve specialized markets such as architectural, civil, and mechanical engineering. These specialized modules may be included in MiniCad itself, or sold as separate packages.


Distribution

Distribution of the Company's present software products is accomplished by three methods of distribution (percentage of sales from each for the fiscal year ending May 31, 1996 is shown in parentheses): 1) direct sales between the Company and the end user (11%); 2) through dealers (1%); and 3) through distributors (88% with 32 distributors, both foreign and domestic). In comparison, for the fiscal year ending May 31, 1995, distribution was as follows: 1) direct sales between the Company and the end user (10%); 2) through dealers (4%); and 3) through distributors (86% with 18 distributors, both foreign and domestic). In the fiscal years ending May 31, 1996 and 1995, sales to two distributors accounted for approximately 51% and 44% of sales, respectively. The Company also engages in extensive advertising of its products in trade magazines.

Product Description

PRESENT PRODUCTS

Currently, Graphsoft sells MiniCad into both the MacIntosh and Windows markets, and two products into the MacIntosh market alone:
Blueprint and Azimuth. Minicad provides approximately 94% of Graphsoft revenues. Blueprint and Azimuth use the same technology as Minicad, but have reduced capabilities and are sold into specialized markets. Blueprint is sold as a low end drafting product; Azimuth is a mapping product. Graphsoft has established itself in the industry as a medium-cost supplier of MacIntosh and Windows software, and competes for market share with the largest of the industry leaders such as AutoDesk, Intergraph, and Claris. Minicad has won both of the MacIntosh industry's two most prestigious awards, the 1989 MacWorld World Class Award for CAD, and the 1990 MacUser Editor's Choice Award for CAD. The Company also won the MacWorld World Class Award for CAD in 1994. These awards are made based upon the merits of the products as compared with other competing products and are the most desired awards in the Company's industry. Management believes these awards have a positive effect on sales of the product. MiniCad has also won the 1988 Australian MacWorld* Class Award, the 1992 Switzerland MacWorld Best CAD Award and was a 1992 MacUsers** Editor's Choice Award Finalist. There can be no assurance that the Company's products will continue to achieve this level of industry acceptance in the future.




*MacWorld is a registered trademark of IDG Corporation
**MacUser is a registered trademark of Ziff-Davis, Inc.
Core Technology

The Company maintains a core technology of over 300,000 lines of computer code, the actual program which creates the images seen on the computer screen. This core technology is used to build Minicad, Blueprint and Azimuth, and is available for use in additional products the Company may choose to create. The code represents the accumulated result of research and development expenditures made by the Company since inception. The core technology can be roughly divided into 2 dimensional drafting, 3 dimensional drafting, data base and report generation, and programmability. These aspects of the core technology are described in more detail below, but as a whole they form the technological basis for the Company's business.

The 2-Dimensional System

The 2-Dimensional CAD system forms the basic technology upon which CAD is built into Minicad, Blueprint and Azimuth. The 2-Dimensional drafting system allows the user to draw on a computer screen a real object such as a house, a nut and bolt, a piece of furniture, or an engine part, and produce the necessary drawings to specify the manufacture, evaluation or construction of the item by a third party. The system duplicates the functionality of a drafting board as used by conventional draftspersons, and in addition brings added capability which greatly increases the overall cost effectiveness for the user.

This core technology includes a broad array of features for support of basic drafting and CAD functions, including symbol libraries, list management, class and layer management, text with specialized fonts, linestyles, fill patterns and user interface considerations, such as snapping and gridding. More advanced technology such as code for the Boolean intersections of polygons, polylines, automatic dimensioning, and special wall objects for architects increases the value of this technology to the user. Included in this technology is code to interact with the operating system of the MacIntosh. The Company has in development and is currently testing a version of MiniCad for the Windows 3.1, Windows NT, and the Windows 95 operating systems in order to offer the product for sale to Windows users, and broaden the market for the Company's products.


The 3-Dimensional CAD System

The 3-Dimensional system is used to construct actual models of objects rather than a two dimensional representation. This technology goes beyond what a customer could do on a conventional drafting system. Once an object is entered into the computer, the user may view it from any angle, in any scale, and choose from various standard projections such as perspective, orthogonal, isometric, cabinet or cavalier. These projections allow the user to duplicate traditional ways of displaying an object in three dimensions. The user can obtain from the computer a drawing with top, side, front and perspective views of an object after creating the object just once. This model is linked into the 2-Dimensional CAD system in a unique way, which allows several views of the object to be drawn and dimensioned simultaneously. The user may duplicate the object, may add objects together, and may edit the object at any time. The computer will display the object as a transparent wire-frame, solid, or shaded solid.

Key features of the CAD system include the ability to construct architectural models directly from the floorplan. Modules can also be constructed from other 2-Dimensional objects for mechanical applications as well. The unique nature of the data-base allows the user to re-edit the original floorplan or object and re-construct a new model with the changes included. Additional capabilities of 3-Dimensional construction are now under development at Graphsoft. There can be no assurance, however, that the Company will be able to develop such capabilities.

Data-base and Report Generation Technology

The data-base technology allows the user to attach text and numeric information to objects in the CAD system. These data records each adhere to a particular format described by the user. For example, a user may define a "Furniture" record which contains information about the manufacturer, color, item number, date of acquisition and cost which is attached to each piece of furniture in the drawing. Another record may specify HVAC system maintenance information, and can be attached to the appropriate symbols in the drawing. This technology is flexible and is used by customers to perform facility management functions and cost estimations.

This technology also includes a spreadsheet-like report generation capability which works in a similar way to stand-alone spreadsheets. This spreadsheet allows direct display of information in the drawing, including sizes, perimeters, areas, and data-base records.

Programming Technology

As part of Graphsoft's main product, MiniCad, Graphsoft includes a macro-programming capability to allow users to extend or customize the program. The Company has marketed its macro-language programming capability under the name of Minipascal for several years. This language contains an extensive application programmers interface (A.P.I.) which contains the routines necessary for the direct manipulation of the drawing and data-base by the programmer. With this capability, users can extend the functions of the program to automate specific tasks in their work.

The Company released a CAD development kit, as a separate product in April, 1994. This development system is used in three ways.
First, the Company sells the system to corporate developers for in-house use. Second, the Company sells the system to third party developers who will develop add-on products which work the Company's products to facilitate its use in special niche markets.
And third, the system is used by the Company to develop specialized products for certain high profile niche markets. The system requires the use of C++, a high level language which provides more extensive capabilities than provided in older languages, in addition to the prior language, C++ allows development of professional quality CAD functions at the most advanced levels.

Present Modular Systems

The Company has also produced software modules to reach specific target markets in the industry. Three modules, architectural, mechanical, and general utility, have been created and included free of charge to purchasers of the current product.

PowerPC

On April 15, 1994, the Company released its port to the PowerPC environment. The PowerPC is Apple Computer's new platform to replace the Macintosh. In accomplishing this port over to the new platform, the Company has received technical assistance from Apple similar to that given to other companies which develop software applications for Apple hardware in the form of early releases of software, hardware and access to internal Apple Computer engineers and technical materials. The significance of the completion of this project is that the Company's software will run faster on the PowerPC than would have otherwise been the case, and thus the Company has maintained its relative competitive position for potential sales to users of the new system. Although Apple has not made an announcement, one possible move that Apple might make is to license the operating system to outside computer manufacturers. Were this to occur, additional market opportunities might be available to the Company in supplying users of machines utilizing such operating system with its software. There can be no assurance, however, that Apple will license the operating system to outside manufacturers or that the Company would be able to take advantage of such market opportunities, if any.

Manuals and Tutorials

The Company maintains a capability to produce manuals and training materials in house. Because of the complexity of the CAD, PowerPC is a registered trademark of IBM Corp. software, these manuals are an important part of the product to the customer. Minicad currently has three separate manuals, one for the programming language, one which is a technical reference for the users to explain specific features, and a tutorial to assist new users in learning the products. The manuals are typeset on Apple MacIntosh computers and printed and bound by outside vendors.

Technical Services

A significant part of the Company's business is ongoing customer support. As is common in the software industry, the Company has established a group of trained representatives inside the Company to provide information and assistance to the user. Most support is provided by telephone or telefax. The Company provides access to its customer support services free of charge to its customers but does not provide a toll free number for this service. This policy reduces telephone bills and tends to limit gratuitous use of technical support, thus reducing overall support costs while continuing a high level of service. International distributors are required to have technical service departments in their respective countries. The Company supplies support on major network services, Compuserve, America Online, and the Internet. The Company maintains an electronic bulletin board service on these networks which provide files for downloading onto users' computer systems.
 Users may send questions to technical support and have them answered on a daily basis. This service is available locally to many of the countries with which Graphsoft does business.

Quality Assurance and Testing

Systematic testing and field testing are methods used by developers to insure a quality product free of defects, bugs, and unfriendly features. Systematic testing is performed at the Company by a quality assurance specialist, who employs a test suite developed specifically for the program. Results of these tests are posted, placed in a data-base for resolution, and reviewed at engineering meetings.

Field testing consists of sending early versions of the program free of charge to users who have agreed to test the program under certain conditions. The users are interviewed to determine if changes are necessary before marketing, and are required to return data sheets on their findings.

Competition

There are presently several full-featured CAD systems on the market for the Apple Macintosh computer, Microsoft Windows and other operating systems which may present competition for the Company. In addition, there are numerous companies which have products aimed at specific segments of the market. Corel's Visual Cad is a new competitor due to the port over to the Windows market. These companies may have greater capital resources, larger staffs and more sophisticated facilities than the Company. Such companies may produce products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. There can be no assurance that other companies will not enter the markets developed by the Company.

RESEARCH and FUTURE PRODUCTS

Future products and product improvements are developed by the employees of the Company. Product improvements are required on a continuing basis to prevent the Company's products from becoming obsolete resulting in deterioration of sales. While at the present time the Company believes that its product is of a high quality, there can be no assurance that the Company will be able to maintain its present market position in the future.

Future Modular Systems

The Company intends to use the CAD development system to produce software modules to reach specific target markets in the industry. Modules in facilities management and civil engineering are currently under consideration for development out of a list of 40 potential modules. The Company maintains a separate team of professionals to develop these modules on an ongoing basis.

Cross Platform Projects

Presently the Company only has products for the Apple Macintosh computer. Thus the Company presently is limited to the numerically smaller, as compared to the Windows market, MacIntosh market.
However, the Company feels that product line recognition and in-house expertise can be exploited to create software lines for other machines and achieve similar market penetration. Because of the Macintosh's unique internal operating system in hardware, the "toolbox", the translation of software for use on other machines is difficult, but can be performed in substantially less time than it takes to develop a program from scratch.


SALES AND MARKETING

The Company sells its own products and products of other companies. The Company markets software though a combination of direct sales generated from reviews and advertising in trade publications, retail outlets and bulk distributors and VARS ("value added resellers"). The Company's President and staff participate in professional seminars, and conferences and trade shows and assist in sales. The Company has a staff of two full-time marketing professionals.

EMPLOYEES

The Company employs four executives, nine programmers, six technical personnel, twelve technical support personnel, two marketing personnel, two bookkeepers, and four administrative assistants.

PROPRIETARY RIGHTS

The Company does not hold any patents and relies on a combination of trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures to protect its proprietary rights in its products. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

The Company believes that because of the rapid pace of technological change in the CAD software industry, the legal protection for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the timeliness and quality of support services provided by the Company.

The Company believes that its products, trademark and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 10,865 square feet of office space and 4,000 square feet of manufacturing space for a total of 14,865 square feet of space at 10270 Old Columbia Road, Suite 100, Columbia, Maryland 21046-1751 from an unrelated party at a monthly rent, including allocated property taxes, of $11,000 through July 31, 1997. The present lease is for five years expiring July 31, 1998.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the last fiscal year, except the following which were all approved at a Meeting held on June 11 and 12, 1996:

    1. Directors Richard Diehl, Joseph Schmelzle and Richard Hug were elected;

    2. The appointment of Ernst & Young was ratified as auditors for the fiscal year ending May 31, 1996; and,

    3.   The corporation was reincorporated in Maryland.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Diehl Graphsoft, Inc. is a public company (NASDAQ stock symbol
DIEG), with corporate headquarters located in Columbia, MD.

The following table sets forth the range of high and low bid information for the Corporation's common stock for the periods indicated as quoted in the National Quotation Bureau's National Daily Quotation Sheets and/or in the National Association of Security Dealers, Inc. Automated Quotation System Bulletin Board. Par Securities, Inc., is the market maker for the Corporation's common stock. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Years Ending     May 31, 1996        May 31, 1995

                    High Bid  Low Bid   High Bid  Low Bid
First  Quarter      $ 9 3/4    $3 5/8    $2         $2
Second Quarter       11 1/8     6 1/4      -         -
Third Quarter         7 1/2     4 7/8      -         -
Fourth Quarter        8 1/8     5         4 3/8      4

Diehl Graphsoft, Inc. currently has 3,140,739 shares of stock outstanding. As at August 26, 1996, the closing bid and asked prices for the Company's common stock was 6 5/8 and 7 1/8.


Holders.

The Corporation has approximately 94 holders of its common stock.

Dividend Policy

The Corporation has never declared or paid cash dividends on its common stock, and may elect to retain its net income in the future to increase its capital base. The Corporation does not currently anticipate paying cash dividends on its common stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for the year ended May 31, 1996 compared to year ended May 31, 1995

Revenue. Product revenues were $4,927,636 for the year ending May 31, 1996 as compared with $5,112,270 for the year ending May 31, 1995. This 4% decline in revenue is largely attributable to the overall decline in sales for MacIntosh based applications software during the year ended May 31, 1996 as compared with the year ended May 31, 1995.

Cost of Revenue. Cost of revenue for the year ending May 31, 1996 was $1,233,986 as compared with cost of revenue of $881,269 for the year ending May 31, 1995 representing the costs to produce the product. The gross profit percentages for the year ended May 31, 1996 and 1995 were 75% and 83% respectively. This decrease in gross profit percentage is due to an increase in amortization of software development costs. This expense rose due to an increased commitment to research and development activities and the change in the useful lives from three years to two years. The effect of this change in the useful lives was approximately $130,000 and is included in the amortization expense charged to cost of revenue. Amortization expenses charged to cost of revenue totalled $387,567 for the year ended May 31, 1996 as compared with $213,399 for the year ended May 31, 1995. Salaries for technical support personnel also rose by $46,151 in the year ended May 31, 1996 compared with the year ended May 31, 1995 as a result in enhancements in the technical service program. Costs to scrap old and obsolete inventory also rose by $44,690 in the year ended May 31, 1996 compared with the year ended May 31, 1995. The increase in this cost is attributable to the unexpected decline in sales of MiniCad 5 prior to the introduction of MiniCad 6 in the second quarter of the fiscal year ended May 31, 1996.


Operating Expenses.

General and administrative costs were $2,606,873 for the year ended May 31, 1996 as compared with $2,143,254 for the year ended May 31, 1995. This increase is the result of increased legal expenses of $370,596 for the year ended May 31, 1996 as compared with $39,635 for the year ended May 31, 1995. This increase is attributable to the cost of defending a patent infringement claim. Costs associated with being a public company also rose by $74,583 for the year ended May 31, 1996 as compared with the year ended May 31, 1995.

Other operating expenses incurred for research and development activities were $224,471 for the year ended May 31, 1996 from $140,049 for the year ended May 31, 1995. This increase is primarily attributable to an increased commitment by the Company in this area as well as the technical matters associated with developing MiniCad 6 for Windows. Depreciation and amortization expenses were to $113,200 for the year ended May 31, 1996 as compared with $79,200 for the year ended May 31, 1995. This increase is primarily attributable to an increase in equipment purchases for research and development needs.

Other Income and Expenses. Other income was $337,734 for the year ended May 31, 1996 compared with $136,002 for the year ended May 31, 1995. This increase is attributable to an increase in investment income on marketable securities resulting from the sale of common stock during the year ended May 31, 1996.

Income Taxes. The effective income tax rate was 38.4% for the year ending May 31, 1996 compared to 38.6% for the year ending May 31, 1995. The effective income tax rate for 1996 reflects a benefit from the increase in investment income that is nontaxable.

Net Income. Net profit declined to $668,998 or $.22 per share for the year ending May 31, 1996 as compared with $1,225,957 or $.50 per share for the year ending May 31, 1995. This decrease is largely attributable to declining sales and increased cost of sales and operating expenses during the year ended May 31, 1996

Liquidity and Capital Resources

The Company increased its working capital by $2,129,532 from $4,867,638 at May 31, 1995 to $6,997,170 at May 31, 1996. This
increase is the result of cash flows from operations of $1,046,054 and proceeds from the sale of common stock which totalled $1,671,395 during the year ended May 31, 1996. The increase in working capital has been principally invested in marketable securities which rose from $3,736,516 at May 31, 1995 to $6,218,925 at May 31, 1996.
Marketable securities at May 31, 1996 consist principally of United States Treasury bills and municipal obligations. Cash flow from operations and the proceeds from the sale of common stock during the year ended May 31, 1996 were also used to purchase equipment and invest in software development costs, which are included in the balance sheet at May 31, 1996.

The Company's future capital requirements will depend upon many factors, including the extent, timing and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy the capital requirements for the next twelve months.

The Company will continue to have working capital needs that will be affected by the progress of the Company's research and development activities and capital expenditures. However, the Company expects that the cash generated from future operations and the proceeds from the initial public offering will satisfy its operating cash needs for the foreseeable future.


ITEM 7.  FINANCIAL STATEMENTS

Financial statements for the fiscal years ending May 31, 1995 and 1996 are attached hereto at Page 24 - 33. The following financial statements, including the independent auditors' reports, appear on sequential pages 22 through 33 of this Annual Report pursuant to the requirements of Item 13 above:

               1.   Independent Auditors' Reports dated July 19,
               1996
               and July 27, 1995, respectively;
          2.    Balance Sheets at May 31, 1996 and 1995;
               3. Statements of Operations for the fiscal years ended
               May 31, 1996 and 1995;
                    4.   Statements of Cash Flows for the years
                    ended May 31,
                    1996 and 1995;
          5. Statement of Stockholders' Equity for the years ended May 31, 1996 and May 31, 1995; and
               6.   Notes to the Financial Statements.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 12, 1996 the shareholders ratified the appointment of Ernst & Young, LLP, as the Company's new auditors. No dispute regarding accounting principles or any other accounting matters was present.

Thomas Monahan, Certified Public Accountant, had been the
Corporation's auditor for the previous four years.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

                  Directors and Executive Officers

     Name           Age  Positions Held with The Corporation

Richard Diehl            41   President, Director

Donald Webster           48   Executive Vice President

Joseph Schmelzle         41   Vice-President, Treasurer/Secretary,
                                 and Director

E. Diane Reynolds        37   Vice President, Marketing

Sean Flaherty            27   Vice President, Engineering

Richard Hug              61   Director

The above officers and directors will hold office until the next annual meeting scheduled for November 21, 1996 or until their successors are elected and qualified.

RICHARD DIEHL. Mr. Diehl is the founder of the Company and served as its President and as a director since inception. Prior to starting the Company, Mr. Diehl was a computer engineer for Privac, Inc. of Falls Church, Virginia from January to March, 1985. From November, 1981 to December 1984, he worked as a computer engineer for the Bendix Aerospace Technology Center in Columbia, Maryland. From July, 1980 to November 1981, Mr. Diehl had been an engineering technician with W.R. Grace & Co. Mr. Diehl has received his B.S. degree in Mass Communication from Towson State University, Towson, Maryland, in 1980 and his M.S. degree in Computer Science from Johns Hopkins University, Baltimore, Maryland in 1984.

DONALD WEBSTER. Mr. Webster has been with the Company since 1992 in the capacity of Executive Vice President. From 1987 until 1992, he was Director of Communications Services for Arthur Young in its National Marketing Office in Reston, Virginia, dealing primarily with video production. From 1977 to 1987, Mr. Webster was a Vice President of Ramcor, Inc., a manager of classified programs for the Department of Defense. From 1972 to 1976, he attended the Maryland Fine Arts College but did not complete a degree. From 1974 until 1977, he worked as Marketing Director for the Graham Group and from 1969 to 1972 he was a Captain in the United States Army serving as a military intelligence officer working with aerial surveillance.

JOSEPH SCHMELZLE. Mr. Schmelzle has been Vice-President, Finance, Treasurer and a Director of the Company since inception. He devotes about five hours per week to the Company. Mr. Schmelzle has been self-employed since 1991 as an accountant. From 1985 until 1991 Mr. Schmelzle was employed by Thomas Havey & Company, Washington, D.C., initially as a Supervisor in the Audit Department and later as Manager of that department. He held the position of senior accountant with Touche Ross & Company, Baltimore, Maryland from 1983 to 1985. During mid-1983, Mr. Schmelzle was an internal auditor with the Federal National Mortgage Association, Washington, D.C., and from 1979 to 1983 he was a senior accountant with Deloitte Haskins & Sells, Baltimore, Maryland. Mr. Schmelzle received his B.S. in accounting from Clarkson College in 1977, and an M.B.A., Finance and Applied Economics, from the University of Rochester, Rochester, New York in 1979.

E. DIANE REYNOLDS. Ms. Reynolds has served the Company as Vice President for Marketing since 1987. She is a 1980 Phi Beta Kappa, summa cum laude graduate of Dickinson College and holds an MA in English. Prior to coming to Graphsoft, she held positions with Waverly Press as a proofreader, with the U.S. Department of Labor as a clerical employee and was an Instructor in the English Department at the University of Maryland, College Park.

SEAN FLAHERTY. Mr. Flaherty has been with the Company since 1985, and spent the first five years of his employment with the Company working closely with Mr. Diehl in the creation of the Company's product. In 1991, Mr. Flaherty took over day to day control of the Company's engineering department and was appointed Vice President. He has delayed completion of his undergraduate engineering degree from the University of Maryland in order to commit his time to Graphsoft.

RICHARD HUG. Mr. Hug has not previously served the Company. Mr. Hug has been employed by Environmental Elements Corporation ("Environmental") since 1974, initially when it was a subsidiary of Koppers Company, Inc. where Mr. Hug was a Vice President from 1973 to 1983. Mr. Hug served Environmental, a supplier of engineered air pollution control systems and services, as President from 1974 until 1985 when he became its Chief Executive Officer and Chairman of the Board of Directors. He stepped down as Chief Executive Officer in 1990, but continues to serve Environmental as Chairman of the Board.
Mr. Hug also serves as President of The Great American Car Wash, Inc., Deco-Sign Products, Inc. and Hug Enterprises, Inc., unrelated private companies in which he holds ownership interests.


ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Three officers of the Company, Richard Diehl, Donald Webster, and Sean Flaherty received compensation aggregating $60,000 or more for the fiscal years ended May 31, 1995 and 1996. Directors are not compensated for serving on the Board of Directors. For the fiscal years ended May 31, 1995 and 1996, Mr. Diehl received $199,361 and $192,914, respectively. The Company intends to continue to reward Mr. Diehl with bonuses based upon the performance of the Company. Bonuses are awarded by the Board of Directors based on the Company's performance without specific criteria. During the fiscal years ended May 31, 1995 and 1996, Donald Webster received $67,067 and $88,573, respectively. All officers and directors as a group (5 persons) received an aggregate of $537,544 and $440,854 of cash compensation for the fiscal years ended May 31, 1995 and 1996, respectively. No contingent forms of remuneration, property, or other benefits were conferred during that period.

SUMMARY COMPENSATION TABLE

                                           Annual Compensation
Name           Position       Fiscal Year  Salary        Bonus

Richard Diehl  President        1995      $140,000      $59,361
                                1996       169,000       23,914

Donald Webster Executive        1995        67,067         -
               Vice President   1996        88,573         -

Sean Flaherty  Vice President   1995        61,705         -
                                1996        74,159         -

All Officers and Directors      1995       537,544       59,361
(5 persons)                     1996       440,854       23,914

The Company has entered into a written employment and assignment agreement with Richard Diehl. Pursuant to this Agreement, Mr. Diehl assigned his rights to any and all improvements of the CAD software presently marketed by the Company which he may develop from time to time while employed by the Company. The capacity, annual salary and term of employment is set forth below.


Name           Capacities          Annual Salary        Term

Richard Diehl  President and         $169,000       2 Years (ending
               Director                           October 31, 1997)


Stock Grant Program

The Company has adopted a Stock Grant Program and reserved 150,000 shares of its authorized common stock for the issuance to officers, directors, key employees, and consultants as determined by the Board of Directors. The recipient must continue employment with the Company for two years following the grant and agree not to engage in any activity which would be considered in competition with the Company's business. If the employee violates any one of these conditions, the ownership of the stock issued under the program shall revert back to the Company. Grants totalling 25,000 shares were made prior to May 31, 1990, and none have been made since that date.

Stock Option Program

The Company has reserved 150,000 shares of its authorized common stock for the issuance to officers, directors, key employees, and consultants as determined by the Board of Directors. Options are nontransferable and expire if not exercised within five years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The maximum exercisable in any one year is one-fifth of the option granted. The exercisable options do accumulate up to the total options granted in the fifth year. The options are issuable to officers, directors, key employees and consultants in such amounts and prices as determined by the Board of Directors.

As of May 31, 1995 five options covering 64,000 shares were issued, of these three grants totalling 44,000 common shares were made to officers of the Company under the Stock Grant Plan. As of May 31, 1994 and 1995, no options have been granted pursuant to this plan.

               Option/SAR Grants in Last Fiscal Year
                        (Individual Grants)

                              % total
               No. of sec.    options/SARs
               underlying     granted to     Exercise or
               options/       employees      base price  Expiration
Name           SARS granted   in fiscal year   ($/Sh)       Date

Donald Webster   20,000           45%          $4.25     12/12/99
E. Diane Reynolds 4,000            9%          $4.25     12/12/99
Sean Flaherty    20,000           45%          $4.25     12/12/99



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information with respect to the share ownership as of the date of this filing of the Company's common stock by its officers and directors, both individually and as a group, and by the present record and/or beneficial owners of more than 5% of the outstanding amount of such stock:

                         Number of      Percentage
                         Shares         of shares
Name                     Owned          Owned

Richard Diehl            1,933,055       61.5%
7128 Chilton Court
Clarksville, MD 21029

Donald Webster              20,000         .6%
6011 Fox Run
Fairfax, VA 22030

Joseph Schmelzle           110,250        3.5%
6 Wellwood Court
Silver Spring, MD 20905

Diane Reynolds              22,250         .7%
353 Ourtime Lane
Columbia, MD 21045

Sean  Flaherty              29,900         .9%
7822 Edmunds Way
Elkridge, MD 21227

Officers
and Directors
as a Group
(5 persons)              2,143,305       68.2%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective November 1, 1995, the Company entered into a two year employment contract with Richard Diehl which provides for salary of
$169,000 per annum. In addition, he receives life insurance equal to twice his annual salary, disability insurance, vacation pay, sick leave and use of a Company car. No proceeds will be used to pay any of this compensation.


On August 16, 1994, the Company's Board of Directors declared a three for four reverse split of all issued and outstanding shares of its common stock.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits

           (1)   (i) Articles of Incorporation*
                 (ii) By-Laws*
           (2)   Form of Common Stock*

*Incorporated by reference from Form 10-SB2 previously filed

(b) One 8-K was filed during the last quarter of the fiscal year covered by this report reporting the change in Certified Public Accountants.










Report of Independent Auditors

To the Board of Directors and Stockholders
Diehl Graphsoft, Inc.

We have audited the balance sheet of Diehl Graphsoft, Inc. as of May 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Diehl Graphsoft, Inc. for the year ended May 31, 1995, were audited by other auditors whose report dated July 27, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Diehl Graphsoft, Inc. at May 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                       /s/ Ernst & Young LLP

Baltimore, Maryland
July 19, 1996

THOMAS MONAHAN
CERTIFIED PUBLIC ACCOUNTANT
208 LEXINGTON AVENUE
PATERSON, NEW JERSEY 07502
(718) 601-0181


To the Board of Directors and Stockholders
Diehl Graphsoft, Inc.

      I have audited the balance sheet of Diehl Graphsoft, Inc. as of May 31, 1995, and the related statements of operations, cash flows and stockholders' equity for the years ended May 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the 1996 financial statements referred to above present fairly, in all material respects, the financial position of Diehl Graphsoft, Inc. at May 31, 1994 and 1995, and the results of its operations, shareholders' equity and cash flows for the years ended May 31, 1994 and 1995, in conformity with generally accepted accounting principles.

                                       /s/ Thomas Monahan

July 27, 1995
Paterson, New Jersey


                             DIEHL GRAPHSOFT, INC.

                                 BALANCE SHEET


                                              May 31,
      ASSETS                           1996              1995

Current assets:
  Cash & cash equivalents           $  375,278        $  722,116
  Marketable securities              6,218,925         3,736,516
  Accounts receivable                  336,391           525,372
  Inventory                            134,713           132,820
  Income taxes receivable              127,799              -
  Due from officer                       5,000           230,000
  Other current assets                 158,529           121,161
      Total current assets           7,356,635         5,467,985

Fixed assets:
  Equipment                            511,350           405,334
  Furnishings & fixtures                77,767            72,418
  Leasehold improvements                33,963            21,779
                                       623,080           499,531
  Accumulated depreciation            (344,518)         (294,260)
      Net fixed assets                 278,562           205,271

Other assets:
  Deferred organization expenses        29,692              -
  Software development costs, net of
    accumulated amortization           692,272           465,863
      Total other assets               721,964           465,863

      Total assets                  $8,357,161        $6,139,119

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    expenses                        $  273,941        $  116,991
  Income taxes payable                    -              263,197
  Deferred income taxes                 85,524           220,159
      Total current liabilities        359,465           600,347

Long term liabilities:
  Deferred income taxes                275,061           156,530
      Total liabilities                634,526           756,877

Stockholders' equity:
  Common stock - $.01 par value;
    10,000,000 shares authorized,
    3,140,739 and 2,893,125 shares
    issued and outstanding at
    May 31, 1996 and 1995,
    respectively                        31,407            28,931
  Additional paid in capital         4,147,605         2,478,686
  Retained earnings                  3,543,623         2,874,625
      Total stockholders' equity     7,722,635         5,382,242

      Total liabilities and
      stockholders' equity          $8,357,161        $6,139,119



See accompanying notes to financial statements.
                             DIEHL GRAPHSOFT, INC.

                            STATEMENT OF OPERATIONS


                                         For the year ended
                                               May 31,
                                       1996              1995


Revenues                            $4,927,636        $5,112,270

Cost of revenue                      1,233,986           881,269

Gross profit                         3,693,650         4,231,001

Operating expenses:
  General and administrative         2,606,873         2,143,254
  Depreciation and amortization        113,200            79,047
  Research and development             224,471           140,049
      Total operating expenses       2,944,544         2,362,350

Income from operations                 749,106         1,868,651

Other income and expenses:
  Interest income                      344,142           133,781
  Gain (loss) on disposition
    of equipment                        (6,408)            2,221
      Total other income and
        expenses                       337,734           136,002

Income before income taxes           1,086,840         2,004,653

Provision for income taxes             417,842           778,696

Net income                          $  668,998        $1,225,957

Net income per share                $      .22        $      .50

Weighted average number of
  shares outstanding                 3,050,693         2,443,125

















See accompanying notes to financial statements.
                             DIEHL GRAPHSOFT, INC.

                            STATEMENT OF CASH FLOWS


                                         For the year ended
                                               May 31,
                                       1996              1995

Operating activities:
  Net income                        $  668,998        $1,225,957
  Adjustments:
      Depreciation and amortization    500,767           292,446
      Gain (loss) on retirement of
        fixed assets                     6,408            (2,221)
      Deferred income taxes            (16,104)          140,123
      Change in operating assets
        and liabilities:
          Accounts receivable          188,981          (236,013)
          Inventory                     (1,893)          (19,873)
          Income taxes receivable     (127,799)             -
          Other current assets         (67,060)          161,389
          Accounts payable and
             accrued expenses          156,953            13,482
          Income taxes payable        (263,197)           95,548
  Net cash provided by operating
    activities                       1,046,054         1,670,838

Investing activities:
  Purchase of investments           (3,322,412)       (3,482,135)
  Sale of investments                  840,000            50,000
  Capitalized software                (613,975)         (367,621)
  Purchase of property,
    plant & equipment                 (192,900)         (139,819)
  Due from officers                    225,000          (230,000)
  Net cash used by investing
    activities                      (3,064,287)       (4,169,575)

Financing activities:
  Net proceeds from issuance of
    common stock                     1,671,395         2,463,680
  Net cash provided by financing
    activities                       1,671,395         2,463,680

Net change in cash                    (346,838)          (35,057)

Cash at beginning of period            722,116           757,173

Cash at end of period               $  375,278        $  722,116














See accompanying notes to financial statements.
                               DIEHL GRAPHSOFT, INC.

                         STATEMENT OF STOCKHOLDERS' EQUITY


                                    Additional
                  Common    Common   Paid in     Retained
                  Shares    Stock    Capital     Earnings      Total
Balance-
  May 31, 1994  2,293,125  $22,931  $   21,006  $1,648,668  $1,692,605

Sale of common
  stock           600,000    6,000   2,457,680        -      2,463,680

Net income for
  year               -        -           -      1,225,957   1,225,957

Balance-
  May 31, 1995  2,893,125   28,931   2,478,686   2,874,625   5,382,242

Sale of common
  stock           247,614    2,476   1,668,919        -      1,671,395

Net income for
  year               -        -           -        668,998     668,998

Balance-
  May 31, 1996  3,140,739  $31,407  $4,147,605  $3,543,623  $7,722,635



































See accompanying notes to financial statements.
                       DIEHL GRAPHSOFT, INC.

                   NOTES TO FINANCIAL STATEMENTS

               FOR YEARS ENDED MAY 31, 1996 AND 1995


Note 1.  Description of Company and Summary of Significant
Accounting Policies.

The Company is a computer software developer and publisher of computer aided design (CAD) and computer aided engineering (CAE) software for use on relatively inexpensive computer hardware.

Certain amounts reported in the financial statements as of and for the year ended May 31, 1995 have been reclassified to conform with the 1996 presentation.

Significant accounting policies are:

a. Cash and Cash Equivalents - Temporary investments with a maturity of less than three months are treated as cash.

b. Inventory - Inventory is recorded at the lower of cost or market. Cost is computed using the first in, first out method of accounting.

c. Property and Equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance and straight line methods over lives of generally five to seven years.

d. Advertising and Marketing - Certain advertising costs are expensed in the period in which the advertisement is published. Other advertising and marketing costs are expensed as incurred. Costs included in operating expenses for the years ended May 31, 1996 and 1995 totaled $954,244 and $1,069,409, respectively.

e. Revenue Recognition - Revenue is recognized at the time the software is shipped, net of allowance for future estimated returns, provided that no significant vendor obligations remain.

f. Earnings Per Share - Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the year. Fully diluted earnings per share are not materially different from earnings per share.


Note 2.  Use of Estimates and Business Concentration

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company derives its sales from both domestic and foreign customers. Export sales approximate 49% and 24% of total revenues for the years ended May 31, 1996 and 1995, respectively. The Company also derived 51% and 44% of sales from two major customers for the years ended May 31, 1996 and 1995, respectively.


Note 3.  Investments

Marketable securities are recorded at cost which approximates fair value. Cost represents the purchase price adjusted for amortization of discounts and premiums, if any, using the interest method. The Company has not had any significant unrealized gains or losses on its investments during the periods presented. A summary of marketable securities which are held available for sale at May 31, 1996 and 1995 is as follows:

                                      1996           1995
Money Market Fund                  $    5,000     $    5,000
United States Treasury Bills        4,790,335      2,681,032
Municipal Bonds                     1,423,590      1,050,484
                                   $6,218,925     $3,736,516


Note 4.  Software Development Costs

The Company develops and tests software code to produce a software master which becomes the core product sold to customers. The Company also purchases software code contractually to include with the software master. The software developed and purchased for inclusion with the software master is amortized using the straight line method over the product's estimated useful life.

The costs to establish the technological feasibility of software products, including the designing, coding and testing activities that are necessary to establish that a software product is both feasible and can be produced, are treated as research and development costs and are expensed as incurred.


A summary of software development costs at May 31, 1996 and 1995 is as follows:

                                                     May 31,
                                                1996       1995
Cost incurred for product development        $1,531,026  $917,050
Accumulated amortization                        838,754   451,187
                                             $  692,272  $465,863

During the years ended May 31, 1996 and 1995, amortization expense reported in cost of sales totaled $387,567 and $213,399, respectively.


Note 5.  Pension Plan

The Company maintains a 401K defined contribution pension plan which provides for all eligible employees to contribute up to 15% of qualifying wages to the plan. The Company may make discretionary contributions up to 50% of the first 6% the employee elects to contribute to the plan. For the years ended May 31, 1996 and 1995, the Company contributed $29,271 and $41,663, respectively to the plan.


Note 6.  Income Taxes

Significant components of deferred tax assets and liabilities at May 31, 1996 and 1995 are as follows:

                                      1996           1995
Deferred tax asset:
  Accounts payable and
    accrued expenses               $  95,192      $  45,182

Deferred tax liabilities:
  Accounts receivable               (129,567)      (201,880)
  Unamortized software              (267,355)      (179,917)
  Other                              (58,855)       (40,074)

Net deferred tax liability         $(360,585)     $(376,689)


The provision for income taxes for the years ended May 31, 1996 and 1995 consist of the following:

                                      1996           1995
Current provisions:
  Federal                           $366,663       $531,282
  State                               67,283        107,291
Total current portion                433,946        638,573

Deferred income taxes:
  Federal                            (14,177)       123,424
  State                               (1,927)        16,699
Total deferred income taxes          (16,104)       140,123

Total provisions for federal and
  state income taxes                $417,842       $778,696

The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows for the years ended May 31, 1996 and 1995:

                                      1996           1995

Expected federal income tax
 provision - 34%                      34.0%          34.0%
State income tax net of federal
 benefit                               4.6%           4.6%
Other                                 (0.2%)          0.2%
                                      38.4%          38.8%

For the years ended May 31, 1996 and 1995, the Company paid income taxes of $529,855 and $371,322, respectively.


Note 7.  Stock Option Plan and Warrants

The Company maintains a non-qualified stock option plan and has reserved 150,000 shares of its authorized common stock for issuance to key employees, officers, directors and consultants. Options are accounted for using the intrinsic value method of accounting. Options are nontransferable and expire if not exercised within five years. The options may not be exercised by the employee until after the completion of two years of employment with the Company. The maximum exercisable in any one year is one-fifth of the option granted. The exercisable options do accumulate up to the total options granted in the fifth year. The options are issuable to officers, directors, key employees and consultants in such amounts and prices as determined by the Board of Directors. The Company issued options for 64,000 common shares during the year ended May 31, 1995 with an option price of $4.25 per share which remain outstanding at May 31, 1996.

The Company completed a sale of common stock and warrants in February 1995. Each warrant granted the right to purchase one additional share of stock at a price ranging from $6.75 per share to $7.00 per share prior to the expiration of the warrant. A summary of warrant activity since the sale is as follows:

     Warrants issued in February 1995 and
        outstanding at May 31, 1995           660,000
     Warrants exercised                      (247,614)
     Warrants canceled                       (352,386)
     Warrants outstanding at May 31, 1996      60,000


Note 8.  Commitments

a. Lease Agreement - The Company leases office space in Columbia, Maryland under an agreement that expires in July 1998. For the years ended May 31, 1996 and 1995 rent expense totaled $105,450 and $67,540, respectively. Future annual minimum lease payments plus allocated property taxes are required as follows:

          May 31,               Total
           1997               $131,845
           1998                135,156
           1999                 22,526

b. Employment Agreement - The Company maintains a two year employment agreement with its president which provides for a salary of $169,000 per year through November 1, 1997 plus allocable benefits as described in the agreement.

c. Software Licensing Agreement - On July 23, 1994, the Company entered into a "Small Development Software Licensing Agreement" with Altura Software, Inc., a corporation formed under the laws of California ("Altura"). The agreement permits the Company to use Alturas' software as a basis to converts its Apple based software for use in an IBM personal computer or compatible environment. The agreement requires the Company to pay an annual royalty equal to the greater of $48,000 or three percent of qualifying sales as defined in the agreement capped at the Company's option at $250,000 per year.
     During the years ended May 31, 1996 and 1995, the product was in a developmental stage which required no royalty fee. According to the agreement, the Company incurred developmental fees for use of the software which are accounted for pursuant to the accounting policy for purchased and developed software described in Note 4.
     Note 9.  Reorganization

Effective June 24, 1996, the Company consummated a tax-free reorganization for the purpose of becoming a Maryland corporation by issuing one share of a new class of $.01 par value common stock in exchange for each share of the then outstanding no par value common stock. The effect of this reorganization is reflected as if it had occurred at the beginning of the earliest period presented.


Note 10.  Officer Loan

The Company issued a loan to its president in February 1995 for $230,000 for a term of one year with interest at a rate of 7%. The loan was repaid in full during the year ended May 31, 1996 and an additional advance of $5,000 was made and remained outstanding at May 31, 1996.

































SIGNATURES:

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

                              DIEHL GRAPHSOFT, INC.
                              a New Jersey Corporation



Date:  September 5, 1996      BY:  s/Richard Diehl
                                    Richard Diehl
                                    President
                                    Chief Executive Officer
                                    Chairman, Board of Directors



Date:  September 5, 1996      BY:  s/Donald Webster
                                           Donald Webster
                                           Executive Vice President



Date:  September 5, 1996      BY:  s/Joseph Schmelzle
                                    Joseph Schmelzle
                                    Treasurer
                                    Chief Financial and
                                     Accounting Officer
                                    Director