Form 10QSB
period 1996-11-30
DIEHL GRAPHSOFT INC
filed 1997-01-29
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                           __________________
                               FORM 10-QSB

(Mark One)
[P] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   November 30, 1996

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________to_____________

                    Commission file number: 0-24318

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

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No ______

                  APPLICABLE ONLY TO CORPORATE ISSUERS

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,140,739 shares of common stock .
                       DIEHL GRAPHSOFT, INC.
                            FORM 10-QSB
                               INDEX

                                                         NumberPage

PART I         FINANCIAL INFORMATION

               Financial Statements:
Item 1         Balance Sheet (unaudited) as of
                                               November 30, 1996 3

               Statements of Operations (unaudited) for the three months ended November 30, 1995 and 1996 and (unaudited) for the six months ended November 30, 1995 and 19964

               Statements of Cash Flows (unaudited) for the six months ended November 30, 1995 and 19965

               Statements of Stockholder's Equity
                     (unaudited) as of November 30, 1995 and 19966

                                   Notes to Financial Statements 7

               Management's Discussion and Analysis of
               Financial Condition and Results of
                                                       Operations8


PART II        OTHER INFORMATION

                                Item 1         Legal Proceedings11

                           Item 2         Changes in Securities 11

                  Item 3         Defaults Upon Senior Securities11

Item 4         Submission of Matters to a Vote of
                                                Security Holders11

                                Item 5         Other Information11

                             Item 6         Exhibits and Reports11

                                                      SIGNATURES12

                       DIEHL GRAPHSOFT, INC.
                           BALANCE SHEET
                         NOVEMBER 30, 1996
                            (Unaudited)

          ASSETS

Current assets:
                                                     Cash$  669,071
                             Marketable securities        6,801,613
                                        Accounts receivable 303,212
                                         Inventory          231,601
                                           Due from officers 13,000
                                      Other current assets  103,215
                                      Total current assets8,121,712

Fixed assets:
                                                   Equipment573,950
                                     Furnishings and fixtures97,734
                                    Leasehold improvements   41,038
                                                            712,722
                                  Accumulated depreciation  403,458
                                          Net fixed assets  309,264

Other assets:
                         Unamortized organization expenses   34,027
                          Software development costs, net of
                      accumulated amortization of $769,781  752,148
                                        Total other assets  786,175

                                             Total assets$9,217,151


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                    Accounts payable and accrued expenses$  430,309
                         Income taxes payable               196,878
                                 Total current liabilities  627,187

Long term liabilities:
                                     Deferred income taxes  287,908
                                         Total liabilities  915,095

Stockholders' equity:
  Common stock - $.01 par value; 10,000,000
    shares authorized, 3,140,739 shares
                                    issued and outstanding   31,407
                                Additional paid in capital4,147,605
                                         Retained earnings4,123,044
                                Total stockholders' equity8,302,056

               Total liabilities and stockholders' equity$9,217,151




          See accompanying notes to financial statements
                                 DIEHL GRAPHSOFT, INC.
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)



                              For the three month period   For the six month period
                                   ended November 30,         ended November 30,
                                        1996            1995          1996      1995
 Sales                               $1,571,332      $1,392,462    $3,297,137$2,255,150

        Cost of sales                    353,276         330,176       724,606  519,272

        Gross profit                   1,218,056       1,062,286     2,572,5311,735,878

Operating expenses:
      General and administrative           459,299         407,139       877,691682,983
            Selling and marketing            453,256       241,522       864,726459,429
          Research and development        51,041          64,905       111,332  126,235
              Total operating expenses     963,596       713,566     1,853,7491,268,647

  Income from operations                 254,460         348,720       718,782  467,231

        Interest income                   95,984          84,597       187,689  154,167

        Income before income taxes       350,444         433,317       906,471  621,398

Provision for corporate
         income taxes                    124,000         168,300       327,050  235,000

 Net income                          $  226,444      $  265,017    $  579,421$  386,398

       Net income per share          $      .07      $      .09    $      .18$      .13

Weighted average number of
          shares outstanding           3,168,525       3,054,042     3,170,4992,989,202


























                    See accompanying notes to financial statements
                                    DIEHL GRAPHSOFT, INC.
                                   STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                 For the six months ended November 30,
                                                                            1996       1995


Cash flows from operating activities:
                         Net income                                   $  579,421   $  386,398
  Adjustments to reconcile net income to net
  cash provided by operating activities:
                          Deferred income taxes                               (72,677)  3,311
                          Amortization of bond premiums and discounts        (136,680)(92,638)
                           Depreciation and amortization                       323,679202,325
    Changes in operating assets and liabilities:
                           Accounts receivable                                33,179   41,796
                            Inventory                                         (96,888) (9,236)
                            Due from officers                                  (8,000)   -
                            Other assets                                       55,313  32,978
                              Accounts payable and accrued expenses             156,36878,802
                        Income taxes receivable/payable                   324,677    (258,236)
                              Net cash provided by operating activities    1,158,392  385,500

Cash flows from investing activities:
                         Purchases of marketable securities           (2,185,008)    (410,781)
                         Maturities of marketable securities                 1,739,000105,000
                       Capitalized software costs                           (322,824)(321,734)
                      Purchases of fixed assets                             (89,642)  (60,616)
              Organizational expenses                                (6,125)             -
                           Net cash used in investing activities          (864,599)  (688,131)

Cash flows from financing activities:
                     Sale of common stock                                     -     1,671,496
   Net cash flow provided by
                             financing activities                            -      1,671,496

                    Net increase in cash                                    293,793 1,368,865

                     Cash balance beginning of period                        375,278  722,116

                    Cash balance end of period                           $  669,071$2,090,981


Supplemental disclosure of cash flow
  information:
                              Cash paid for income taxes                 $   75,050$  489,925

















                        See accompanying notes to financial statements
                                  DIEHL GRAPHSOFT, INC.
                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (Unaudited)

                                                     Additional
                               Common      Common     Paid in     Retained
                                   shares       stock     Capital     earnings   Total


    Balance May 31, 1995          2,893,125    $28,931   $2,478,686  $2,874,625$5,382,242

        Sale of Common Stock            247,629      2,476    1,669,020        -1,671,496

     Net Income                         -          -            -        386,398  386,398

    Balance November 30, 1995     3,140,754    $31,407   $4,147,706  $3,261,023$7,440,136




    Balance May 31, 1996          3,140,739    $31,407   $4,147,605  $3,543,623$7,722,635

     Net Income                         -          -            -        579,421  579,421

    Balance November 30, 1996     3,140,739    $31,407   $4,147,605  $4,123,044$8,302,056







































                     See accompanying notes to financial statements

DIEHL GRAPHSOFT, INC.
                   NOTES TO FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997.


                       DIEHL GRAPHSOFT, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results of Operations for the three and six months ended
November 30, 1996 as compared to the three and six months ended
November 30, 1995.

     Revenues for the three months ended November 30, 1996 were $1,571,332 as compared to $1,392,462 for the three months ended November 30, 1995 representing an increase of 12.8%. Revenues declined $154,473 for the three month period ended November 30, 1996 or 9.0% as compared to the three month period ended August 31, 1996 of $1,725,805. Revenues for the six month period ended November 30, 1996 were $3,297,137 as compared to $2,255,150 for the six months ended November 30, 1995 representing an increase of 46.2%. The increase in revenues for the three and six month period ended November 30, 1996 as compared to the three and six month period ended November 30, 1995 is attributable to a continuation of increased volume both domestically and internationally of Minicad
6 on the Macintosh platform. The increase ia also attributable to sales from Minicad for Windows which commenced in July 1996 and accounted for approximately 18% of sales for both the three and six month period ended November 30, 1996.

     The cost of sales for the three months ended November 30, 1996 was $353,276 as compared to $330,176 for the three months ended November 30, 1995 representing an increase of 7.0%. The cost of goods sold for the six months ended November 30, 1996 was $724,606 as compared to $519,272 for the six months ended November 30, 1995 representing an increase of 39.5%. The gross profit percentages for the three months ended November 30, 1996 and 1995 were 77.5% and 76.3%, respectively. The gross profit percentages for the six months ended November 30, 1996 and 1995 were 78.0% and 77.0%, respectively. The increase in gross profit percentages is attributable to higher shipments of the upgrade version of Minicad 6 to existing customers in the three and six month period ended November 30, 1995 when compared with the three and six month period ended November 30, 1996. Upgrade versions of Minicad, which are sold substantially below the price of a new version, are as costly to produce and ship as a new product itself. Technical support salaries decreased by $10,881 from $44,978 for the six month period ended November 30, 1995 to $34,097 for the six month period ended November 30, 1996 reflecting a streamlining of technical support operations during this period.

     Research and development expenses declined to $51,041 for the three month period ended November 30, 1996 as compared to $64,905 for the three month period ended November 30, 1995 representing a decrease of 21.4%. Research and development expenses declined to $111,332 for the six month period ended November 30, 1996 as compared to $126,235 for the six month period ended November 30, 1995 representing a decrease of 11.8%. This decrease in the three and six month periods ended November 30, 1996 when compared with the three and six month periods ended November 30, 1995 is attributable to bonuses issued in fiscal 1995 to engineers in connection with the successful completion of Minicad 6 as well as the investment into books, periodicals and educational training for Minicad for Windows.

      Selling and marketing expenses rose to $453,256 for the three month period ended November 30, 1996 as compared to $241,522 for the three month period ended November 30, 1995 representing an increase of 87.7%. Selling and marketing expenses rose to $864,726 for the six month period ended November 30, 1996 compared to $459,429 for the six month period ended November 30, 1995 representing an increase of 88.2%. This increase is primarily attributable to increased advertising costs incurred in connection with the introduction of Minicad for Windows in July 1996. The Company expects to continue to advertise at this level in an effort to reach the broader market that the Windows market offers.

      General and administrative expenses rose to $459,299 for the three month period ended November 30, 1996 as compared to $407,139 for the three month period ended November 30, 1995 representing an increase of 12.8%. General and administrative expenses rose to $877,691 for the six month period ended November 30, 1996 as compared to $682,983 for the six month period ended November 30, 1995 representing an increase of 28.5%. The increase is principally attributable to an increase in staffing as the company prepared for the release of the Minicad for Windows. Expenses for payroll and related benefits rose to $228,972 for the three month period ended November 30, 1996 as compared to $174,768 for the three month period ended November 30, 1995. This increase is partly offset by a reduction in legal fees to $41,271 for the three month period ended November 30, 1996 compared to 61,205 for the three month period ended November 30, 1995 resulting from the settlement of a patent infringement claim against the Company in June 1996. Expenses for payroll and related benefits rose to $419,233 for the six month period ended November 30, 1996 as compared to $324,974 for the six month period ended November 30, 1995. Legal expenses rose to $118,013 for the six month period ended November 30, 1996 as compared with $79,134 for the six month period ended November 30, 1995 resulting from legal costs incurred in connection with the aforementioned patent infringement claim.

     Net profit decreased by $38,573 or 14.6% to $226,444 for the three months ended November 30, 1996 from $265,017 for the three months ended November 30, 1995. Net profits increased by $193,023 or 50.0% to $579,421 for the six month ended November 30, 1996 from $386,398 for the six months ended November 30, 1995. The decrease in net profit for the three month period ended November 30, 1996 when compared to the three month period ended November 30, 1995 is after giving effect to a provision for income taxes of $124,000 and $168,300 for the three month period ended November 30, 1996 and 1995 respectively. The effective tax rates were 35.4% and 38.8% for the three month periods ended November 30, 1996 and 1995 respectively. The increase in net profits for the six month period ended November 30, 1996 when compared to the six month period ended November 30, 1995 is after giving effect to a provision for income taxes of $327,050 and $235,000 for the six month period ended November 30, 1996 and 1995 respectively. The effective tax rates were 36.1% and 37.8% for the six month periods ended November 30, 1996. The decrease in effective tax rates is attributable to increases in tax exempt income associated with investment in
municipal bonds.   The overall decrease in profit for the three
month period ended November 30, 1996 when compare with the three month period ended November 30, 1995 is attributable primarily to increases in marketing expense at a rate greater than the increase in revenues as the company increase it efforts to market Minicad 6 for Windows. The overall increase in profit for the six month period ended November 30, 1996 when compare to the six month period ended November 30, 1995 is attributable to the increase in sales, especially in the three month period ended August 31, 1996, which more than offsets the increase in expenses for the same periods.

     Liquidity and Capital Resources

     The Company increased its working capital by $651,548 or 9.5% to $7,494,525 at November 30, 1996 from $6,843,977 at November 30,
1995. Working capital also increased by $497,355 or 7.1% from $6,997,170 at May 31, 1996 due primarily to cash flows from operations. Company marketable securities continue to be in short to intermediate term government instruments.

     The Company's future capital requirements will depend upon many factors, including the extent, timing and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy the capital requirements for the next twelve months.

     The Company will continue to have working capital needs that will be affected by the progress of the Company's research and development activities and capital expenditures. However, the Company expects the cash generated from future operations and the proceeds from the initial public offering will satisfy its operating cash needs for the foreseeable future.


PART II

                         OTHER INFORMATION



Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          None


Item 6.   Exhibits and Reports

          Exhibit 27 - Financial Data Schedule





















                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:    January 9, 1997
                             Richard Diehl, President
                             Chief Executive Officer



DATE:    January 9, 1997
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer




                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:    January 9, 1997          s/Richard Diehl
                             Richard Diehl, President
                             Chief Executive Officer



DATE:    January 9, 1997          s/Joseph Schmelzle
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer