Form 10QSB
period 1997-02-28
DIEHL GRAPHSOFT INC
filed 1997-06-19
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                           __________________
                               FORM 10-QSB

(Mark One)
[P] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   February 28, 1997

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

                                                         NumberPage

PART I              FINANCIAL INFORMATION


Item 1              Balance Sheet (unaudited) as of
                                                February 28, 1997 3

                    Statements of Operations (unaudited) for
                    the three months ended February 28, 1997
                    and February 29, 1996 and (unaudited) for
                    the nine months ended February 28, 1997
                                           and February 29, 1996  4

                    Statements of Cash Flows (unaudited) for
                    the nine months ended February 28, 1997
                                           and February 29, 1996  5

                    Statements of Stockholders' Equity
                    (unaudited) as of February 28, 1997 and
                                                February 29, 1996 6

                          Note to Condensed Financial Statements  7

Item 2              Management's Discussion and Analysis of
                    Financial Condition and Results of
                                                    Operations 8-10


PART II             OTHER INFORMATION

                           Item 1              Legal Proceedings 11

                       Item 2              Changes in Securities 11

              Item 3              Defaults Upon Senior Securities11

Item 4              Submission of Matters to a Vote of
                                                Security Holders 11

                           Item 5              Other Information 11

             Item 6              Exhibits and Reports on Form 8-K11

                                                      SIGNATURES 12

                               DIEHL GRAPHSOFT, INC.
                                   BALANCE SHEET
                                 FEBRUARY 28, 1997
                                    (Unaudited)

        ASSETS

Current assets:
  Cash                                                  $  438,058
  Marketable securities                                  6,831,385
  Accounts receivable                                            393,335
  Inventory                                                      221,386
  Due from Officers                                               13,000
  Other current assets                                            80,711
  Total current assets                                   7,977,875

Fixed assets:
  Equipment                                                      594,209
  Furnishings and fixtures                                        99,555
  Leasehold improvements                                    41,038
                                                           734,802
  Accumulated depreciation                                       423,014
  Net fixed assets                                         311,788

Other assets:
  Unamortized organizational expenses                       33,131
  Software development and licensing costs,
    net of accumulated amortization of $953,112                  774,651
  Total other assets                                       807,782

        Total assets                                    $9,097,445


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $  408,801
  Income taxes payable                                            39,308
  Deferred income taxes                                           19,721
  Total current liabilities                                467,830

Long term liabilities:
  Deferred income taxes                                          273,657
  Total liabilities                                        741,487

Stockholders' equity:
  Common stock - $.01 par value; 10,000,000
    shares authorized, 3,140,739 shares
    issued and outstanding                                        31,407
  Additional paid in capital                                   4,147,605
  Retained earnings                                      4,176,946
  Total stockholders' equity                             8,355,958

        Total liabilities and
          stockholders' equity                          $9,097,445





                   See accompanying note to financial statements.
                                 DIEHL GRAPHSOFT, INC.
                                STATEMENT OF OPERATIONS
                                      (Unaudited)


                              For the three months ended For the nine months ended
                              February 28, February 29,  February 28, February 29,
                                   1997         1996         1997          1996
Sales                                 $1,405,611   $1,049,988    $4,702,748
$3,305,138

Cost of sales                      369,004      345,072     1,093,610      864,344

Gross profit                     1,036,607      704,916     3,609,138    2,440,794

Operating expenses:
  General and administrative             445,078      488,948     1,322,769
1,171,931
  Selling and marketing            554,516      249,691     1,419,242      709,120
  Research and Development          54,239       42,061       165,571      168,296
      Total operating expenses     1,053,833      780,700     2,907,582    2,049,347

Income (loss) from operations        (17,226)     (75,784)      701,556      391,447

Other income and expenses:
  Interest income                         99,535       90,956       287,224
245,123
  Gain (loss) on disposition
   of equipment                       (457)      (6,753)         (457)      (6,753)
    Total other income
      and expenses                  99,078       84,203       286,767      238,370

Income before income taxes          81,852        8,419       988,323      629,817

Provision for income taxes          27,950         -          355,000      235,000

Net Income                            $   53,902   $    8,419    $  633,323   $
394,817

Net Income per share            $      .02   $      .00    $      .20   $      .13

Weighted average number of
 shares outstanding              3,160,124    3,159,406     3,167,040    3,039,345


















                    See accompanying note to financial statements.
                                 DIEHL GRAPHSOFT, INC.
                                STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                            For the nine      For the nine
                                            months ended      months ended
                                            February 28,      February 29,
                                                1997              1996
Cash flows from operating activities:
  Net income                                $  633,323          $  394,817
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Loss on disposition of equipment               457               6,753
    Amortization of bond premiums and
      discounts                               (206,787)           (154,287)
    Deferred income taxes                      (67,207)            (47,745)
    Depreciation and amortization              543,777             312,289
    Changes in operating assets and liabilities:
      Accounts receivable                      (56,944)             95,048
      Inventory                                (86,673)             36,321
      Due from Officers                         (8,000)               -
      Other current assets                      77,818             (93,610)
      Accounts payable and accrued expenses    134,860             179,502
      Income taxes receivable/payable          167,107            (332,206)
      Net cash provided by operating
      activities                             1,131,731             396,882

Cash flows from investing activities:
  Purchases of marketable securities        (3,724,673)         (1,770,635)
  Maturities of marketable securities        3,319,000             105,000
  Capitalized software and licensing costs    (528,658)           (451,269)
  Loan repayment from Officer                     -                230,000
  Purchase of fixed assets                    (128,495)            (88,728)
  Organizational expenses                             (6,125)            (18,807)
      Net cash used in investing activities   (1,068,951)       (1,994,439)

Cash flows from financing activities:
  Sale of common stock                                  -              1,671,395
    Net cash provided by
      financing activities                        -              1,671,395

Net increase in cash                            62,780              73,838

Cash balance beginning of period               375,278             722,116

Cash balance end of period                  $  438,058          $  795,954


Supplemental disclosure of cash flow
  information:
    Cash paid for income taxes              $  255,100          $  614,951













                    See accompanying note to financial statements.
                                 DIEHL GRAPHSOFT, INC.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                      (Unaudited)

                                                 Additional
                       Common       Common      Paid in    Retained
                       shares        stock      Capital    earnings      Total

Balance -
  May 31, 1995        2,893,125      $28,931  $2,478,687  $2,874,625  $5,382,243

Sale of Common stock    247,614        2,476   1,668,918        -      1,671,394

Net Income                       -            -           -        394,817     394,817

Balance -
  February 29, 1996   3,140,739      $31,407  $4,147,605  $3,269,442  $7,448,454


Balance -
  May 31, 1996        3,140,739      $31,407  $4,147,605  $3,543,623  $7,722,635

Net Income                       -            -           -        633,323     633,323

Balance -
  February 28, 1997   3,140,739      $31,407  $4,147,605  $4,176,946  $8,355,958





































                    See accompanying note to financial statements.

DIEHL GRAPHSOFT, INC.
                  NOTE TO CONDENSED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q as set forth in
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended February 28, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1997.


                          DIEHL GRAPHSOFT, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    Results of Operations for the three and nine months ended February 28, 1997 as compared to the three and nine months ended February 29, 1996.

    Revenues for the three months ended February 28, 1997 were $1,405,611 as compared to $1,049,988 for the three months ended February 29, 1996 representing an increase of 33.9%. Revenues for the nine months ended February 28, 1997 were $4,702,748 as compared to $3,305,138 for the nine months ended February 29, 1996 representing an increase of 42.3%. The increase in revenues reflects increased sales of Minicad for Windows resulting from increased marketing efforts and increased sales through international distributors following localization of the product into native languages. Revenues from sales of Minicad on the Macintosh platform declined in the three months ended February 28, 1997 when compared with the three months ended February 29, 1996. This decline is primarily due to the overall decline in hardware sales by Apple Computer during these periods.

     The cost of sales for the three months ended February 28, 1997 was $369,004 as compared to $345,072 for the three months ended February 29, 1996 representing an increase of 6.9%. The cost of sales for the nine months ended February 28, 1997 was $1,093,610 as compared to $864,344 for the nine months ended February 28, 1996 representing an increase of 26.5%. The gross profit percentages for the three months ended February 28, 1997 and February 29, 1996 were 73.7% and 67.1% respectively. The gross profit percentages for the nine months ended February 28, 1997 and February 29, 1996 were 76.7% and 73.8% respectively. The increase in gross profit percentages results primarily from the impact of an allowance established for obsolete inventory of $44,012 during the three months ended February 29, 1996.

     Research and development expenses rose to $54,239 for the three months ended February 28, 1997 when compared to $42,061 for the three months ended February 29, 1996 representing an increase of 28.9%. Research and development expenses declined to $165,571 for the nine months ended February 28, 1997 as compared to $168,296 for the nine months ended February 29, 1996 representing a decrease of 1.6%. The decrease in the nine months ended February 28, 1997 as compared to the nine months ended February 28, 1996 is attributable to bonuses issued to engineers in connection with the successful completion of Minicad 6 as well as investment into books, periodicals and educational training for Minicad for Windows in the nine months ended February 29, 1996. The increase in the three months ended February 28, 1997 as compared to the three months ended February 29, 1996 is due to an increased commitment to this area.
     Selling and marketing expenses rose to $554,516 for the three months ended February 28, 1997 as compared to $249,691 for the three months ended February 29, 1996 representing an increase of 122%. Selling and marketing expenses doubled to $1,419,242 for the nine months ended February 28, 1997 as compared to $709,120 for the nine months ended February 29, 1996. This increase is primarily due to increased advertising costs incurred in connection with the introduction of Minicad for Windows in July 1996. The Company expects to continue to advertise at this level in an effort to reach the broader market that the Windows market offers.

     General and administrative expenses declined to $445,078 for the three months ended February 28, 1997 as compared to $488,948 for the three months ended February 29, 1996 representing a decrease of 9.0%. General and administrative expenses rose to $1,322,769 for the nine months ended February 28, 1997 as compared to $1,171,931 for the nine months ended February 29, 1996 representing an increase of 12.9%. The decrease in the three months ended February 28, 1997 is primarily due to a decrease in legal fees to $18,867 for the three months ended February 28, 1997 from $158,065 for the three months ended February 29, 1996. Legal fees also decreased to $136,880 for the nine months ended February 28, 1997 from $237,199 for the nine months ended February 29,1996. This decline results principally from the resolution of a patent infringement claim in June 1996. Other expenses rose principally due to increased staffing needed to meet the demands from research and development operations and sales and marketing operations. These demands rose due to the development and marketing of Minicad for Windows.

     Net income increased by $45,483 or 640% to $53,902 for the three months ended February 28, 1997 from $8,419 for the three months ended February 29,1996. Net income increased by $238,506 or 60.4% to $633,323 for the nine months ended February 28, 1997 from $394,817 for the nine months ended February 29, 1996. The increase in net income is after giving effect to a provision for income taxes of $27,950 for the three months ended February 28, 1997. The effective tax rate for the three months ended February 28, 1997 was 34.1%. No provision for income taxes was made in the three months ended February 29, 1996 since the net income was exempt investment income. The increase in net income is after giving effect to a provision for income taxes of $355,000 and $235,000 for the nine months ended February 28, 1997 and February 29, 1996 respectively. The effective tax rates were 35.9% and 37.3% for the nine months ended February 28, 1997 and February 29, 1996 respectively. The decrease in effective tax rate for the nine months ended February 28, 1997 is attributable to an increase in tax exempt investment income from municipal bonds.




    Liquidity and Capital Resources

    The Company increased its working capital to $7,510,045 at February 28, 1997 from $6,803,868 at February 29, 1996 representing an increase of $706,177 or 10.4%. Working capital also increased by $512,875 or 7.3% from $6,997,170 at May 31, 1996. This increase is principally due to cash flows from operations during this period. Company marketable securities continue to be in short to intermediate term government securities.

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

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of shares outstanding
         Exhibit 27 - Financial Data Schedule




                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:  April 8, 1997
                             Richard Diehl, President
                             Chief Executive Officer



DATE:  April 8, 1997
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer





                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:  April 8, 1997              s/Richard Diehl
                             Richard Diehl, President
                             Chief Executive Officer



DATE:  April 8, 1997              s/Joseph Schmelzle
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer