Form 10KSB
period 1997-05-31
DIEHL GRAPHSOFT INC
filed 1997-10-20
CIK 819005

UNITED STATES
                    SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON.  D.C.  20549

                                 FORM  10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 1997

                       Commission File Number: 0-24318

                            DIEHL GRAPHSOFT, INC.
                (Name of Small Business Issuer in its charter)

                             Maryland        52-1407016
                            (State or other Jurisdiction
 I.R.S. Employer
              of incorporation or organization)  Identification No.

                       10270 Old Columbia Road Suite 100
                   Columbia, Maryland                  21046
           (Address of principal executive offices)       (Zip  code)

                   Issuer's telephone number (410) 290-5114

         Securities registered pursuant to Section 12(b) of the Act:

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Common Stock
                               (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

State Issuer's revenues for its most recent fiscal year. $6,022,714

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. As of August 8, 1997, $4,481,953.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,140,739 shares of the sole class of common stock as of August 8, 1997.


                              TABLE OF CONTENTS

ITEM
PAGE

Item 1   Description of Business
1

Item 2   Description of Property
7

Item 3   Legal Proceedings
7

Item 4   Submission of Matters to a Vote of Security Holders
7

Item 5   Market for Common Equity and Related Stockholder Matters
7

Item 6   Management's Discussion and Analysis
8

Item 7   Financial Statements
10

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
10

Item 9   Directors, Executive Officers, Promoters and Control Persons
10

Item 10  Executive Compensation
10

Item 11  Security Ownership of Certain Beneficial Owners and Management
10

Item 12  Certain Relationships and Related Transactions
11

Item 13  Exhibits and Reports on Form 8-K
11

Financial Statements12-21

Signatures
22

                                      PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

Diehl Graphsoft, Inc. ("Company") was founded in June, 1985, with the intent to develop a new and original approach to computer aided design (CAD) software to enable sophisticated design, architectural, and engineering projects to be successfully undertaken on relatively inexpensive computer hardware, thereby expanding the market for CAD software and decreasing costs of such work in the industry. The Company's strategy also includes offering integrated industry-specific software tools based on the Company's CAD technology to service the needs of design, engineering, and architectural professionals in a cost effective manner.

The business of the Company is more technically described as the design, development, manufacture and marketing of interactive graphics and CAD software. As part of that business, Diehl Graphsoft publishes a newsletter four times a year as a service to its users and as a sales tool for additional products and upgrades. The Company also creates manuals for its software users, which are included as part of the software products, and has taken on other projects related to computer graphics and software development. Diehl Graphsoft also offers electronic information services on the Internet as a service to its customers and as a sales tool.

The Company has developed a related series of CAD software packages for the Apple Macintosh microcomputer and for IBM compatible microcomputers using the Microsoft Windows operating systems. The Company has also developed and marketed a 2- and 3- dimensional CAD program called MiniCAD with broad capabilities including a database, report generation, and programmability. The Company initially acquired its basic CAD system software from Richard Diehl on September 4, 1985 in exchange for 90,000 common shares in the Company valued at $1,000.00 at that time. As part of his employment agreement, Mr. Diehl has agreed to assign rights to future software developed by him to the Company. See "Certain Relationship and Related Transactions." The Company has developed specialized modules which enhance the ability of MiniCAD to serve specialized markets such as architectural, civil, and mechanical engineering. These specialized modules are included in MiniCAD itself.


Reorganization

Effective June 24, 1996, the Company consummated a tax-free reorganization for the purpose of becoming a Maryland corporation by issuing one share of a new class of $.01 par value common stock in exchange for each share of the then outstanding no par value common stock.


Distribution

Distribution of the Company's present software products is accomplished by three methods (percentage of sales from each for the fiscal year ending May 31, 1997 is shown in parentheses): 1) direct sales between the Company and the end user (11%); 2) through dealers (1%); and 3) through distributors (88% with 32 distributors, both foreign and domestic). In comparison, for the fiscal year ending May 31, 1996, distribution was as follows: 1) direct sales between the Company and the end user (11%); 2) through dealers (1%); and 3) through distributors (88% with 32 distributors, both foreign and domestic). In the fiscal years ending May 31, 1997 and 1996, sales to two distributors accounted for approximately 52% and 51% of sales, respectively. The Company also engages in extensive advertising of its products in trade magazines. The loss of one or both of these distributors could have a material adverse effect on the Company.


Product Description

Present Products

Currently, the Company sells MiniCAD into both the Macintosh and Windows markets, and two products into the Macintosh market alone: Blueprint (soon to become MiniCAD Lt) and Azimuth. MiniCAD provided approximately 96% of the Company's revenues for the year ended May 31, 1997. Blueprint and Azimuth use the same technology as MiniCAD, but have reduced capabilities and are sold into specialized markets. Blueprint is sold as a low-end drafting product; Azimuth is a mapping product. The Company has established itself in the industry as a medium-cost supplier of Macintosh and Windows software, and competes for market share with the largest of the industry leaders, such as AutoDesk and Intergraph. MiniCAD has won both of the Macintosh industry's two most prestigious awards, the MacWorld* World Class Award for CAD (in 1996, 1994, 1989), and the MacUser** Editor's Choice Award for CAD (Winner, 1990; Finalist, 1992). These awards are based upon the merits of the products as compared with other competing products and are the most desired awards in the Company's industry. Management believes these awards have a positive effect on sales of the product. MiniCAD has also won the 1988 Australian MacWorld Class Award, the 1992 Switzerland MacWorld Best CAD Award, the 1993 and 1995 MacLife Grand Prix Award for Best CAD program in Japan, and the 1994 Oscar di Applicando Award for best CAD package in Italy. In 1996, MiniCAD for Windows received its first award: it was named by Computer Graphics World as one of 1996's "Most Innovative Products." There can be no assurance that the Company's products will continue to achieve this level of industry acceptance in the future.


*MacWorld is a registered trademark of IDG Corporation
**MacUser is a registered trademark of Ziff-Davis, Inc.


Core Technology

The Company maintains a core technology of over 300,000 lines of computer code, the actual program which creates the images seen on the computer screen. This core technology is used to build MiniCAD, Blueprint, and Azimuth, and is available for use in additional products the Company may choose to create. The code represents the accumulated result of research and development expenditures made by the Company since inception. The core technology can be roughly divided into 2-dimensional drafting, 3-dimensional drafting, database and report generation, and programmability. These aspects of the core technology are described in more detail below, but as a whole they form the technological basis for the Company's business.


The 2-Dimensional System

The 2-Dimensional CAD system forms the basic technology upon which CAD is built into MiniCAD, Blueprint, and Azimuth. The 2-Dimensional drafting system allows the user to draw on a computer screen an object such as a house, a nut and bolt, a piece of furniture, or an engine part, and produce the necessary drawings to specify the manufacture, evaluation, or construction of the item by a third party. The system duplicates the functionality of a drafting board as used by conventional draftspersons, and in addition brings added capability which greatly increases the overall cost effectiveness for the user.

This core technology includes a broad array of features for support of basic drafting and CAD functions, including symbol libraries, list management, class and layer management, text with specialized fonts, linestyles, fill patterns, and user interface considerations, such as snapping and gridding. More advanced technology such as code for the Boolean intersections of polygons, polylines, automatic dimensioning, and special wall objects for architects increases the value of this technology to the user. Included in this technology is code to interact with the operating system of the Macintosh. The Company has also developed MiniCAD for the Windows 3.1, Windows NT, and Windows 95 operating systems.


The 3-Dimensional CAD System

The 3-Dimensional system is used to construct actual models of objects rather than a two dimensional representation. This technology goes beyond what a customer could do on a conventional drafting system. Once an object is entered into the computer, the user may view it from any angle, in any scale, and choose from various standard projections such as perspective, orthogonal, isometric, cabinet, or cavalier. These projections allow the user to duplicate traditional ways of displaying an object in three dimensions. The user can obtain from the computer a drawing with top, side, front, and perspective views of an object after creating the object just once. This model is linked into the 2-Dimensional CAD system in a unique way, which allows several views of the object to be drawn and dimensioned simultaneously. The user may duplicate the object, add objects together, and edit the object at any time. The computer will display the object as a transparent wire-frame, solid, or shaded solid.

Key features of the CAD system include the ability to construct architectural models directly from the floorplan. Modules can also be constructed from other 2-Dimensional objects for mechanical applications. The unique nature of the database allows the user to re-edit the original floorplan or object and re-construct a new model with the changes included. In 1996, the Company licensed technology enabling MiniCAD to produce solid modeling. MiniCAD now supports true 3D Boolean operations. Additional capabilities of 3-Dimensional construction are now under development at the Company. There can be no assurance, however, that the Company will be able to develop such capabilities.


Database and Report Generation Technology

The database technology allows the user to attach text and numeric information to objects in the CAD system. These data records each adhere to a particular format described by the user. For example, a user may define a "Furniture" record which contains information about the manufacturer, color, item number, date of acquisition, and cost which is attached to each piece of furniture in the drawing. Another record may specify HVAC system maintenance information, and can be attached to the appropriate symbols in the drawing. This technology is flexible and is used by customers to perform facility management functions and cost estimations.
This technology also includes a spreadsheet-like report generation capability which works in a similar way to stand-alone spreadsheets. This spreadsheet allows direct display of information in the drawing, including sizes, perimeters, areas, and database records.


Programming Technology

As part of the Company's main product, MiniCAD, the Company includes a macro-programming capability to allow users to extend or customize the program.
The Company has marketed its macro-language programming capability under the name of MiniPascal for several years. This language contains an extensive application programmers interface (A.P.I.) which contains the routines necessary for the direct manipulation of the drawing and database by the programmer. With this capability, users can extend the functions of the program to automate specific tasks in their work.

The Company released a CAD development kit as a separate product in April, 1994. This development system is used in three ways. First, the system is used by corporate developers for in-house use. Second, third party developers may use the system to develop add-on products which work with the Company's products to facilitate their use in special niche markets. And third, the system is used by the Company to develop specialized products for certain high profile niche markets. The system requires the use of C++, a high level language which provides more extensive capabilities than provided in older languages. In addition to the prior language, C++ allows development of professional quality CAD functions at the most advanced levels.


Vertical Market Solutions: The Design and Drafting Toolkit

The Company also produces industry-specific features, tools, symbols, worksheets, parametrics, and other resources within the MiniCAD software to reach target markets based on a 1991 Company analysis of the CAD field showing that professionals wanted integrated industry-specific tools in their CAD package. An integrated Design and Drafting Toolkit allows engineers and designers to access tools tailored for their profession from within MiniCAD. Integrated modules for architecture, mechanical engineering, space planning, theater lighting design, food service, HVAC, landscape design and more have been created and included free of charge within MiniCAD to purchasers of the current product. The Company recently added an integrated DTM (Digital Terrain Modeling) module for civil engineering and landscape professionals.


Manuals and Tutorials

The Company maintains a capability to produce manuals and training materials in-house. Because of the complexity of the CAD software, these manuals are an important part of the product to the customer. MiniCAD currently has four separate manuals, one for the programming language, two which are technical references for the users to explain specific features (the User manual and the Reference manual), and the Toolkit manual to explain the industry-specific features contained in MiniCAD. A tutorial to assist new users in learning each product ships on the product disk. The manuals are produced in FrameMaker in both Macintosh and Windows and are printed and bound by outside vendors.


Technical Services

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


Quality Assurance and Testing

Systematic testing and field testing are methods used by developers to ensure a quality product free of defects, bugs, and unfriendly features. Systematic testing is performed at the Company by two quality assurance specialists, who employ a test suite developed specifically for the Company's products. Results of these tests are posted, placed in a database for resolution, and reviewed at engineering meetings.

Field testing consists of sending early versions of the Company's products free of charge to users who have agreed to test under certain conditions. The users are interviewed to determine if changes are necessary before marketing, and are required to return data sheets on their findings.


Competition

There are presently several full-featured CAD systems on the market for the Apple Macintosh computer, Microsoft Windows, and other operating systems which may present competition for the Company. In addition, there are numerous companies which have products aimed at specific segments of the market. Corel's VisualCAD is a new competitor due to the port over to the Windows market. The Company has pursued a strategy of aggressively marketing high-quality, easy-to-use CAD programs through mass market channels to keep costs, and hence product price, low. However, these companies may have greater capital resources, larger staffs, and more sophisticated facilities than the Company. Other companies may produce products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. There can be no assurance that other companies will not enter the markets developed by the Company.


Research and Future Products

Future products and product improvements are developed by the employees of the Company, purchased from outside the Company, or licensed from other developers. Product improvements are required on a continuing basis to prevent the Company's products from becoming obsolete resulting in deterioration of sales. While at the present time the Company believes that its product is of a high quality, there can be no assurance that the Company will be able to maintain its present market position in the future. The Company bears all of its own research and development expenses.


Future Industry-Specific Systems

The Company intends to continue developing industry-specific, vertical market
modules for inclusion in MiniCAD.   The Company maintains a separate team of
professionals to develop these modules on an ongoing basis. However, there can be no assurances that the Company will be successful with this strategy.


SALES AND MARKETING

The Company sells its own products and products of other companies. The Company markets software though a combination of direct sales generated from reviews and advertising in trade publications, retail outlets, and bulk distributors. Most of the Company's product is sold wholesale to a few main distributors, who in turn push the product through the retail and mail-order channels. The Company's staff participates in professional seminars and conferences, user group presentations, and trade shows, and assists in sales.
 The Company has a staff of nine full-time and one part-time marketing professionals.


Employees

The Company employs 4 executives, 16 programmers, 2 quality assurance personnel, 7 technical support personnel, 10 marketing personnel, 3 bookkeepers, 2 shipping clerks, 4 Customer Service personnel, and 2 administrative assistants. The Company employs a total of 50 persons, 48 of them full-time.


Licensing Agreements

The Company maintains a licensing agreement with Altura Software allowing the Company to convert its developed software for use in a Windows-based personal computer or compatible environment. During the year ended May 31, 1997, the Company entered into an additional software licensing agreement with Stephen Richards for the use of certain translation software.


Proprietary Rights

The Company does not hold any patents and relies on a combination of trade secret, copyright and trademark laws, nondisclosure, and other contractual agreements and technical measures to protect its proprietary rights in its products. Despite these precautions, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

The Company believes that because of the rapid pace of technological change in the CAD software industry, the legal protection for its products are less significant factors in the Company's success than the knowledge, ability, and experience of the Company's employees, the frequency of product enhancements, and the timeliness and quality of support services provided by the Company.

The Company believes that its products, trademark, and other proprietary rights do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future.
ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 10,865 square feet of office space and 4,000 square feet of manufacturing space for a total of 14,865 square feet of space at 10270 Old Columbia Road, Suite 100, Columbia, Maryland 21046-1751 from an unrelated party at a monthly rent, including allocated property taxes, of $11,263 through July 31, 1998. The Company believes these facilities are adequate to meet its needs.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the last fiscal year.



                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company is a public company quoted on the NASDAQ Small Cap market (NASDAQ stock symbol DIEG), with corporate headquarters located in Columbia, MD.

The following table sets forth the range of high and low bid information for the Company's common stock for the periods indicated as quoted in the NASDAQ Small Cap market. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Years Ending             May 31, 1996       May 31, 1997
                             High Bid      Low Bid     High Bid      Low Bid
First Quarter                $ 9 3/4       $ 3 5/8    $ 9          $  6 1/4

Second Quarter                11 1/8         6 1/4      9 1/4         6 23/32
Third Quarter                  7 1/2         4 7/8      8             5 1/2
Fourth Quarter                 8 1/8         5          6 5/8         4 7/8

The Company currently has 3,140,739 shares of stock outstanding. As of August 8, 1997, the closing bid and ask prices for the Company's common stock were 3 7/8 and 4 3/8, respectively.


Holders

The Company has approximately 94 holders of its common stock.


Dividend Policy

The Company has never declared or paid cash dividends on its common stock, and may elect to retain its net income in the future to increase its capital base. The Corporation does not currently anticipate paying cash dividends on its common stock in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations for the year ended May 31, 1997 compared to year ended May 31, 1996


Revenue

Product revenues were $6,022,714 for the year ending May 31, 1997 as compared with $4,927,636 for the year ending May 31, 1996 representing an increase of 22.2%. This increase is attributable to the commencement of sales of MiniCAD for Windows in July 1996, which totaled $1,695,139 in product revenues for the year ended May 31, 1997. Sales of MiniCAD for the Apple Macintosh declined to $4,073,774 for the year ended May 31, 1997 from $4,465,368 for the year ended May 31, 1996, representing a decrease of 8.8%. This decline is due to a decline in sales by Apple Computer during the year.


Cost of Revenue

Cost of revenue for the year ending May 31, 1997 was $1,650,903 as compared with $1,233,986 for the year ending May 31, 1996, representing an increase of 33.8%. The gross profit percentages for the year ended May 31, 1997 and 1996 were 73% and 75%, respectively. This decrease in gross profit percentage is due to an increase in amortization of software development costs resulting from an increased commitment to software development activities.
Amortization expenses charged to cost of revenue totaled $645,301 for the year ended May 31, 1997, as compared with $387,567 for the year ended May 31, 1996, representing an increase of 66.5%. Royalty expenses charged to cost of revenues for use of certain translation software for MiniCAD for Windows totaled $48,000 for the year ended May 31, 1997. The Company incurred no royalty expenses for the year ended May 31, 1996 since MiniCAD for Windows was in a developmental stage through most of that year. Costs to scrap old and obsolete inventory also rose by $86,210 in the year ended May 31, 1997 as compared with the year ended May 31, 1996. The increase in this cost is attributable to the unexpected decline in sales of MiniCAD for the Apple Macintosh, principally in the six months ended May 31, 1997, prior to the introduction of MiniCAD 7 in May 1997.


Operating Expenses

General and administrative expenses were $1,770,858 for the year ended May 31, 1997 as compared with $1,765,829 for the year ended May 31, 1996. Legal expenses declined to $163,892 for the year ended May 31, 1997 as compared with $370,596 for the year ended May 31, 1996, due primarily to a settlement of a patent infringement claim against the Company in June 1996. Other general and administrative expenses increased with an increased commitment to other functional operations and the overall growth of the Company resulting from the introduction of MiniCAD for Windows.
Selling and marketing expenses were $1,896,966 for the year ended May 31, 1997 as compared to $954,244 for the year ended May 31, 1996, representing an increase of 99%. Advertising expenses for MiniCAD rose to $1,334,006 for the year ended May 31, 1997 as compared with $526,313 for the year ended May 31, 1996. This increase is principally due to the introduction of MiniCAD for Windows in July 1996. Salaries and trade show expenses also rose for the year ended May 31, 1997 when compared with the year ended May 31, 1996 with the need to reach the broader market provided by MiniCAD for Windows.

Research and development expenses were $243,339 for the year ended May 31, 1997 as compared with $224,471 for the year ended May 31, 1996, representing an increase of 8%. This increase is primarily attributable to an increased commitment by the Company to this area.


Other Income and Expenses

Other income was $380,084 for the year ended May 31, 1997 as compared with $337,734 for the year ended May 31, 1996, representing an increase of 13%. This increase is attributable to an increase in investment income from marketable securities resulting from a larger investment in these securities during the year ended May 31, 1997 as compared with the year ended May 31, 1996.


Income Taxes

The provision for income taxes was $294,728 for the year ended May 31, 1997 as compared with $ 417,842 for the year ended May 31, 1996, representing a decrease of 29%. The effective income tax rate was 35.1% for the year ending May 31, 1997 as compared to 38.4% for the year ending May 31, 1996. The decline in the effective tax rate for the year ended May 31, 1997 is attributable to an increase in tax exempt investment income.


Net Income

Net profit declined to $546,004 or $.17 per share for the year ending May 31, 1997 as compared with $668,998 or $.22 per share for the year ending May 31, 1996, representing a decline in net income of 18%.


Liquidity and Capital Resources

The Company increased its working capital by $422,268 from $6,997,170 at May 31, 1996 to $7,419,438 at May 31, 1997, representing an increase of 6%. This increase is the result of cash flows from operations during the year ended May 31, 1997. The increase in working capital has been invested in marketable securities which rose from $6,218,925 at May 31, 1996 to $6,686,705 at May 31, 1997. Marketable securities at May 31, 1997 consist principally of United States Treasury bills and municipal obligations. Cash flows from operations during the year ended May 31, 1997 were also used to purchase equipment and invest in software development and licensing costs, which are included on the balance sheet at May 31, 1997.

The Company's future capital requirements will depend upon many factors, including the extent, timing, and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy the capital requirements for the next twelve months.

The Company will continue to have working capital needs that will be affected by the progress of the Company's research and development activities and capital expenditures. However, the Company expects that the cash generated from future operations and the proceeds from the initial public offering will satisfy its operating cash needs for the foreseeable future.


ITEM 7.  FINANCIAL STATEMENTS

Financial statements for the fiscal years ended May 31, 1997 and 1996 are attached hereto at Page 12. The following financial statements, including the independent auditors reports, appear on sequential Pages 12 through 22 of this Annual Report:

1.    Report of independent Auditors dated August 15, 1997;
2.    Balance Sheet at May 31, 1997 and 1996;
3.    Statements Income for the fiscal years ended May 31, 1997 and 1996;
4.    Statements of Cash Flows for the years ended May 31, 1997 and 1996;
5. Statement of Stockholders' Equity for the years ended May 31, 1997 and May 31, 1996; and,
6.    Notes to the Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 1996 the shareholders ratified the appointment of Ernst & Young, LLP, as the Company's new auditors. No dispute regarding accounting principles or any other accounting matters was present.

Thomas Monahan, Certified Public Accountant, had been the Corporation's auditor for the previous four years.



                                PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information included herein is incorporated by reference to the Company's proxy filing for the annual shareholder meeting of November 4, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

The information included herein is incorporated by reference to the Company's proxy filing for the annual shareholder meeting of November 4, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included herein is incorporated by reference to the Company's proxy filing for the annual shareholder meeting of November 4, 1997.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included herein is incorporated by reference to the Company's proxy filing for the annual shareholder meeting of November 4, 1997.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

      Exhibit 3.1 - Articles of Incorporation
      Exhibit 3.2 - Bylaws
      Exhibit 10.1 - Directors Compensation Plan
      Exhibit 10.2 - Stock Option Plan
      Exhibit 11 - Computation of Shares Outstanding
      Exhibit 21 - Subsidiary
      Exhibit 23 - Consent of Independent Auditors
      Exhibit 24 - Power of Attorney
      Exhibit 27 - Financial Data Schedule

(b) The Company made no filing on Form 8-K



Report of Independent Auditors

To the Board of Directors and Stockholders of Diehl Graphsoft, Inc.

We have audited the accompanying balance sheets of Diehl Graphsoft, Inc. as of May 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diehl Graphsoft, Inc. at May 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young LLP

Vienna, Virginia
August 15, 1997


                            DIEHL GRAPHSOFT, INC.

                                BALANCE SHEET


                                       May 31,

ASSETS                                                   1997
1996


Current assets:
                                                                 Cash and
                                                                equivalents$
                                                                 247,359$
                                                                375,278
                                                                 Marketable
                                                                securities6,68
                                                                6,7056,218,925
                                                                 Accounts
                                                                receivable,
                                                                net331,135
                                                                336,391

                                                                Inventory162,8
                                                                28134,713
                                                                 Income taxes
                                                                receivable133,
                                                                370127,799
                                                                 Other
                                                                  167,565
                                                                163,529
      Total current assets                             7,728,962
      7,356,635

Fixed assets:

                                                                Equipment633,3
                                                                29511,350
                                                                 Furnishings
                                                                and
                                                                fixtures110,60
                                                                477,767
                                                                 Leasehold
                                                                improvements
                                                                41,038 33,963

                                                                784,971623,080
                                                                 Accumulated
                                                                depreciation
                                                                (465,816)
                                                                (344,518)
      Net fixed assets                                   319,155
        278,562

Other assets:
                                                                 Unamortized
                                                                organization
                                                                expenses32,235

                                                                29,69
                                                                 Software
                                                                development
                                                                and licensing
                                                                costs,
                                                                   net of
                                                                accumulated
                                                                amortization
                                                                776,676
                                                                692,272
      Total other assets                                 808,911
        721,964

      Total assets                                   $ 8,857,028
      $ 8,357,161

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                                                                 Accounts
                                                                payable and
                                                                accrued
                                                                expenses$
                                                                279,926$
                                                                273,941
                                                                 Deferred
                                                                income taxes
                                                                 29,598
                                                                85,524
      Total current liabilities                          309,524
        359,465

Long term liabilities:
                                                                 Deferred
                                                                income taxes
                                                                278,865
                                                                275,061
      Total liabilities                                  588,389
        634,526

Stockholders' equity:
                                                                 Common stock
                                                                -
                                                                 $.01 par
                                                                value;
                                                                10,000,000
                                                                     shares
                                                                authorized,
                                                                3,140,739
                                                                shares issued
                                                                     and
                                                                outstanding
                                                                at May 31,
                                                                1997 and 1996
                                                                31,40731,407
                                                                 Additional
                                                                paid in
                                                                capital4,147,6
                                                                054,147,605
                                                                 Retained
                                                                earnings4,089,
                                                                6273,543,623
      Total stockholders' equity                       8,268,639
      7,722,635

      Total liabilities and
      stockholders' equity                           $ 8,857,028
      $ 8,357,161

See accompanying notes to financial statements.

                            DIEHL GRAPHSOFT, INC.

                             STATEMENT OF INCOME

                                                For the year ended May 31,

                                                  1997               1996


Revenues                                         $ 6,022,714     $ 4,927,636

Cost of revenue                                    1,650,903       1,233,986

Gross profit                                       4,371,811       3,693,650

Operating expenses:
                                                            General and
                                                            administrative
                                                            1,770,8581,765,829
                                                            Selling and
                                                            marketing1,896,966
                                                            954,244
                                                            Research and
                                                            development
                                                            243,339  224,471
      Total operating expenses                     3,911,163       2,944,544

Income from operations                               460,648         749,106

Other income and expenses:
                                                            Interest
                                                            income380,383
                                                             344,142
                                                            Gain (loss) on
                                                            disposition of
                                                            equipment
                                                             (299)   (6,408)
      Total other income and expenses                 380,084         337,734

Income before income taxes                      840,732            1,086,840

Provision for income taxes                        294,728            417,842

Net income                                     $   546,004       $   668,998

Net income per share                              $       .17     $       .22

Weighted average number of shares outstanding   3,164,548          3,050,693

See accompanying notes to financial statements.


                            DIEHL GRAPHSOFT, INC.

                           STATEMENT OF CASH FLOWS



For the year ended May 31,

                                                          1997
      1996

Operating activities:
                                                                     Net
                                                                    income
                                                                    $
                                                                    546,00$
                                                                    668,998

                                                                    Adjustment
                                                                    s:
      Amortizations of bond premiums and discounts         (279,638)
      (202,953)
      Other depreciation and amortization                    789,296
      500,767
      Loss on disposition of fixed assets                        299
      6,408
      Deferred income taxes                                 (52,122)
      (16,104)
      Change in operating assets and liabilities:
        Accounts receivable                             5,256188,981
        Inventory                                    (28,115)(1,893)
        Income taxes receivable/payable             (5,571)(390,996)
        Other current assets                         (4,036)(67,060)
        Accounts payable and accrued expenses                 5,985
        156,953

   Net cash provided by operating activities                977,358
    843,101


Investing activities:
                                                                     Purchase
                                                                    of
                                                                    marketable
                                                                     securitie
                                                                    s(5,547,14
                                                                    2)
                                                                    (3,119,459
                                                                    )

                                                                    Maturation
                                                                    s of
                                                                    marketable
                                                                     securitie
                                                                    s5,359,000

                                                                    840,00

                                                                    Capitalize
                                                                    d
                                                                    software
                                                                    and
                                                                    licensing
                                                                    costs(729,
                                                                    704)(613,9
                                                                    75)
                                                                     Purchase
                                                                    of fixed
                                                                    assets(181
                                                                    ,306)(163,
                                                                    208)

                                                                    Capitatize
                                                                    d
                                                                    organizati
                                                                    onal
                                                                    expenses
                                                                    (6,125)(29
                                                                    ,692)
                                                                     Loan
                                                                    repayment
                                                                    from
                                                                    officer
                                                                     -
                                                                    225,000
                                                                       Net
                                                                    cash used
                                                                    by
                                                                    investing
                                                                    activities
                                                                    (1,105,277
                                                                    )(2,861,33
                                                                    4)


Financing activities:
                                                                     Net
                                                                    proceeds
                                                                    from
                                                                    issuance
                                                                    of common
                                                                    stock    -

                                                                    1,671,395
                                                                     Net cash
                                                                    provided
                                                                    by
                                                                    financing
                                                                    activities
                                                                        -
                                                                    1,671,395


Net change in cash and equivalents                         (127,919)
(346,838)

Cash and equivalents at beginning of period                  375,278
  722,116

Cash and equivalents at end of period                    $   247,359
$   375,278

See accompanying notes to financial statements.









                            DIEHL GRAPHSOFT, INC.

                      STATEMENT OF STOCKHOLDERS' EQUITY


                             Additional
                    Common                   Common                     Paid
in
Retained
                    Shares       Stock                               Capital
Earnings         Total

Balance-May 31, 19952,893,125 $ 28,931  $ 2,478,686  $ 2,874,625   $ 5,382,242

Sale of common stock  247,614    2,4761,668,919         -     1,671,395

Net income for year    -          -           -          668,998       668,998

Balance-May 31, 19963,140,73931,407      4,147,605     3,543,623     7,722,635

Net income for year    -          -           -          546,004       546,004

Balance-May 31, 19973,140,739$ 31,407$ 4,147,605$ 4,089,627$ 8,268,639


See accompanying notes to financial statements





                                      .
DIEHL GRAPHSOFT, INC.

                        NOTES TO FINANCIAL STATEMENTS

                    FOR YEARS ENDED MAY 31, 1997 AND 1996


Note 1.  Description of Company and Significant Accounting Policies

The Company is a computer software developer and publisher of computer aided design (CAD) and computer aided engineering (CAE) software for use on relatively inexpensive computer hardware.

Certain amounts reported in the financial statements as of and for the year ended May 31, 1996 have been reclassified to conform with the 1997 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting policies include the following:

a. Cash and Cash Equivalents - Temporary investments with a maturity of less than three months are treated as cash.

b. Inventory - Inventory is recorded at the lower of cost or market. Cost is computed using the average cost method of accounting.

c. Fixed Assets - Fixed Assets are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance and straight line methods over lives of generally five to seven years.

d. Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred.

e. Revenue Recognition - Revenue is recognized at the time the software is shipped, net of allowance for future estimated returns, provided that no significant vendor obligations remain.

f. Stock Options - Stock options are accounted for using the intrinsic value method of accounting. The pro forma effect of applying the fair value method of accounting to stock options is insignificant to net income.

g. Earnings Per Share - Earnings per share have been computed based on net income and the weighted average number of shares outstanding during the year, including common stock equivalents. Changes in the calculation of earnings per share for 1998 and beyond, as required by the Financial Accounting Standards Board, will have an immaterial effect to the Company.

Note 2 Business Concentrations

The Company derives its sales from both domestic and foreign customers. Export sales approximate 56% and 49% of total revenues for the years ended May 31, 1997 and 1996, respectively. The Company also derived 52% and 51% of sales from two major customers for the years ended May 31, 1997 and 1996, respectively.

Note 3.  Investments

Marketable securities are recorded at fair value which approximates cost. Cost represents the purchase price adjusted for amortization of discounts and premiums, if any, using the interest method. The Company has not had any significant unrealized gains or losses on its investments during the periods presented. A summary of marketable securities which are held available for sale at May 31, 1997 and 1996 is as follows:

                                             1997              1996
Money Market Fund  $     5,000  $     5,000
United States Treasury Bills              3,177,144           4,790,335
Municipal Bonds                           3,504,561           1,423,590
                                        $ 6,686,705         $ 6,218,925

Note 4.  Software Development Costs

The Company develops and tests software code to produce a software master which becomes the core product sold to customers. The Company also purchases and licenses software code contractually to include with the software master.
 The cost of software developed, licensed, and purchased for inclusion with the software master is amortized using the straight line method over the product's estimated useful life, which is typically two years. Software licensed for a periodic royalty fee, discussed in Note 8, is expensed to the period to which it pertains.

The costs to establish the technological feasibility of software products, including the designing, coding and testing activities that are necessary to establish that a software product is both feasible and can be produced, are treated as research and development costs and are expensed as incurred.

A summary of software development costs at May 31, 1997 and 1996 is as follows:

                                                1997                   1996

Cost incurred for product development
  and licensing                              $ 1,928,809            $ 1,531,026
Accumulated amortization                       1,152,133                838,754
                                             $   776,676            $   692,272

During the years ended May 31, 1997 and 1996, amortization expense reported in cost of sales totaled $645,301 and $387,567, respectively.

Note 5.  Pension Plan

The Company maintains a 401K defined contribution pension plan which provides for all eligible employees to contribute up to 15% of qualifying wages to the plan. The Company may make discretionary contributions up to 50% of the first 6% the employee elects to contribute to the plan. For the years ended May 31, 1997 and 1996, the Company contributed $34,081 and $29,271, respectively to the plan.



Note 6.  Income Taxes

Significant components of deferred tax assets and liabilities at May 31, 1997 and 1996 are as follows:

                                             1997                1996
Deferred tax asset:
                                                   Accounts payable and
                                                       accrued expenses
                                                   $  100,713$   95,192

Deferred tax liabilities:
                                                   Accounts
                                                   receivable(91,271)(129,567)
                                                   Unamortized
                                                   software(286,918)(267,355)
                                                   Other(30,987) (58,855)

Net deferred tax liability              $ (308,463)         $ (360,585)

The provision for income taxes for the years ended May 31, 1997 and 1996 consist of the following:

                                             1997              1996
Current provision:
                                                   Federal    $ 302,475
                                                   $ 366,663
                                                   State 44,375 67,283
      Total current portion                 346,850             433,946


Deferred provision:
                                                   Federal     (42,676)
                                                    (14,177)
                                                   State (9,446) (1,927)
      Total deferred income taxes          (52,122)            (16,104)

Total provisions for federal and
  state income taxes                      $ 294,728           $ 417,842

The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows for the years ended May 31, 1997 and 1996:

                                                  1997               1996

Expected federal income tax
  provision                                      34.0%               34.0%
State income tax net of federal
  benefit                                         4.6%                4.6%
Benefit from tax-exempt securites                (3.5%)              (0.2%)
                                                 35.1%               38.4%

For the years ended May 31, 1997 and 1996, the Company paid income taxes of $352,421 and $824,942, respectively.

Note 7.  Stock Warrants

The Company completed a sale of common stock and warrants in February 1995. Each warrant, other than underwriter warrants, granted the right to purchase one additional share of stock at a price of $6.75 per share prior to the expiration of the warrant in November, 1995. Underwriter warrants, which carry an exercise price of $7.00 per share, granted the right to purchase one share of stock, with one additional warrant to purchase an additional share of stock at $6.75 per share. All underwriter warrants originally issued remain outstanding at May 31, 1997 and are due to expire in November, 1999. A summary of warrant activity is as follows:

            Warrants outstanding at May 31, 1995                   660,000
            Warrants exercised                                   (247,614)
            Warrants canceled                                    (352,386)
            Warrants outstanding at May 31, 1997 and 1996           60,000

Note 8.  Stock Options

The Company amended and restated its stock option plan during the year ended May 31, 1997. The restated plan increased the number of shares reserved for issue from 150,000 shares to 300,000 shares, and provides for the issuance of incentive stock options in addition to non-qualified stock options. These options, which are non-transferable, carry a maximum life of ten years and are issuable to officers, directors, and key employees in such amounts and terms as determined by the Board of Directors within the limitations of the plan. Company options outstanding at May 31, 1997 carry an exercise price ranging from $4.25 per share to $6.44 per share with a weighted average exercise price of $5.00 per share and weighted average remaining contractual life of 5 years. Option activity is summarized as follows:

                 Options outstanding at May 31, 1996 and 1995
64,000
                 Options issued
                 35,000
                 Options cancelled
                 (10,000)
                 Options exercised for future issuance of stock
( 2,000
                 Options outstanding at May 31, 1997
87,000

Note 9.  Commitments

a. Lease Agreement - The Company leases office space in Columbia, Maryland, under an agreement that expires in July 1998. For the years ended May 31, 1997 and 1996, rent expense totaled $132,742 and $105,450, respectively. Future annual minimum lease payments plus allocated property taxes are required as follows:

                                            May 31,               Total

                                               1998
$135,156
                                               1999
22,526

b. Employment Agreement - The Company maintains a two year employment agreement with its president which provides for a salary of $169,000 per year through November 1, 1997 plus allocable benefits as described in the agreement.

c. Software Licensing Agreements - The Company maintains two significant software licensing agreements for use of software with its software master.
   An agreement with Altura Software Inc., permits the Company to convert its developed software for use on a Windows-based personal computer or compatible environment. The agreement requires the Company to pay an annual royalty equal to the greater of $48,000 or three percent of qualifying sales as defined in the agreement capped at the Company's option at $250,000 per year. During the year ended May 31, 1997, royalty expenses charged to cost of revenues totaled $48,000. During the year ended May 31, 1996, the product was in a developmental stage requiring only developmental fees for use of the software which were accounted for pursuant to the accounting policy for purchased and developed software described in Note 4.
   During the year ended May 31, 1997, the Company entered into an additional software licensing agreement with Stephen Richards for the use of certain translation software which provides for an annual royalty of $30,000 beginning in June 1997.


SIGNATURES:

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by this undersigned, thereunto duly authorized.

DIEHL GRAPHSOFT, INC.
a Maryland Corporation



Date: September 11, 1997 BY:     s/Richard Diehl
      Richard Diehl
      President
      Chief Executive Officer
      Chairman, Board of Directors


Date: September 11, 1997 BY:     s/Joseph Schmelzle
      Joseph Schmelzle
      Treasurer
      Chief Financial and
      Accounting Officer
      Director


Date: September 11, 1997 BY:    /s/ Joseph Schmelzle
      Joseph Schmelzle
      Attorney in Fact for
      Richard Hug, Director


Date: September 11, 1997 BY:    /s/ Joseph Schmelzle
      Joseph Schmelzle
      Attorney in Fact for
      Frederic Unger, Director