Form 10QSB
period 1997-11-30
DIEHL GRAPHSOFT INC
filed 1998-01-27
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                           __________________
                               FORM 10-QSB

(Mark One)
[P] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   November 30, 1997

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,143,887 shares of common stock .
                       DIEHL GRAPHSOFT, INC.
                            FORM 10-QSB
                               INDEX

                                                         NumberPage

PART I         FINANCIAL INFORMATION

               Financial Statements:
Item 1         Balance Sheet (unaudited) as of
                                               November 30, 1997 3

               Statements of Operations (unaudited) for the three months ended November 30, 1996 and 1997 and (unaudited) for the six months ended November 30, 1996 and 19974

               Statements of Cash Flows (unaudited) for the six months ended November 30, 1996 and 19975

               Statements of Stockholder's Equity
                     (unaudited) as of November 30, 1996 and 19976

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

                                Item 1         Legal Proceedings11

                           Item 2         Changes in Securities 11

                  Item 3         Defaults Upon Senior Securities11

Item 4         Submission of Matters to a Vote of
                                                Security Holders11

                                Item 5         Other Information12

                             Item 6         Exhibits and Reports12

                                                      SIGNATURES13

                       DIEHL GRAPHSOFT, INC.
                           BALANCE SHEET
                         NOVEMBER 30, 1997
                            (Unaudited)

          ASSETS

Current assets:
                                                     Cash$  454,768
                             Marketable securities        7,072,880
                                        Accounts receivable 590,662
                                         Inventory          161,794
                                      Other current assets  180,509
                                      Total current assets8,460,613

Fixed assets:
                                                   Equipment747,096
                                    Furnishings and fixtures117,740
                                    Leasehold improvements   47,688
                                                            912,524
                                  Accumulated depreciation  540,628
                                          Net fixed assets  371,896

Other assets:
                         Unamortized organization expenses   28,654
            Software development and licensing costs, net of
                    accumulated amortization of $1,304,562  817,443
                                        Total other assets  846,097

                                             Total assets$9,678,606


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                    Accounts payable and accrued expenses$  490,687
                            Income taxes payable             15,226
                                     Deferred income taxes   21,522
                                 Total current liabilities  527,435

Long term liabilities:
                                     Deferred income taxes  308,145
                                         Total liabilities  835,580

Stockholders' equity:
  Common stock - $.01 par value; 10,000,000
    shares authorized, 3,143,887 shares
                                    issued and outstanding   31,439
                                Additional paid in capital4,168,318
                                         Retained earnings4,643,269
                                Total stockholders' equity8,843,026

               Total liabilities and stockholders' equity$9,678,606




          See accompanying notes to financial statements
                                 DIEHL GRAPHSOFT, INC.
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)

                              For the three month period   For the six month period
                                   ended November 30,         ended November 30,
                                        1997            1996          1997      1996
       Revenues                      $1,638,168      $1,571,332    $3,665,076$3,297,137

        Cost of revenues                 450,596         353,276     1,013,526  724,606

        Gross profit                   1,187,572       1,218,056     2,651,5502,572,531

Operating expenses:
      General and administrative           479,831         459,299       985,459877,691
            Selling and marketing            412,370       453,256       827,263864,726
          Research and development        88,611          51,041       185,993  111,332
              Total operating expenses     980,812       963,596     1,998,7151,853,749

  Income from operations                 206,760         254,460       652,835  718,782

Other income:
    Interest income                       91,328          95,984       180,907  187,689
          Gain on equipment disposition        900          -              900     -
              Total other income          92,228          95,984       181,807  187,689

        Income before income taxes       298,988         350,444       834,642  906,471

Provision for corporate
         income taxes                     91,000         124,000       281,000  327,050

 Net income                          $  207,988      $  226,444    $  553,642$  579,421

       Net income per share          $      .07      $      .07    $      .18$      .18

Weighted average number of
          shares outstanding           3,143,122       3,168,525     3,142,2643,170,499

























                    See accompanying notes to financial statements
                               DIEHL GRAPHSOFT, INC.
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    For the six month period
                                                       ended November 30,
                                                                  1997       1996
Cash flows from operating activities:
              Net income                                    $  553,642   $  579,421
  Adjustments to reconcile net income to net
  cash provided by operating activities:
                     Deferred income taxes                           21,204 (72,677)
              Amortization of bond premiums and discounts          (80,422)(136,680)
                Depreciation and amortization                        477,565323,679
    Changes in operating assets and liabilities:
                      Accounts receivable                         (259,527)  33,179
                 Inventory                                            1,034 (96,888)
                 Other assets                                       (12,944) 47,313
                        Accounts payable and accrued expenses        231,506156,368
                   Income taxes receivable/payable              148,596     324,677
                    Net cash provided by operating activities    1,080,6541,158,392

Cash flows from investing activities:
              Purchases of marketable securities            (2,130,753)  (2,185,008)
                  Maturities of marketable securities            1,825,0001,739,000
            Capitalized software costs                            (439,939)(322,824)
           Purchases of fixed assets                             (127,553)  (89,642)
         Organizational expenses                             -               (6,125)
                Net cash used in investing activities           (873,245)  (864,599)

               Net increase in cash                               207,409   293,793

          Cash balance beginning of period                         247,359  375,278

         Cash balance end of period                            $  454,768$  669,071


Supplemental disclosure of cash flow
  information:
                   Cash paid for income taxes                  $  111,200$   75,050

             Issuance of common stock                          $   20,745$     -
              Reduction in accrued expenses                         20,745     -
                                                               $     -   $     -



















                   See accompanying notes to financial statements
                                  DIEHL GRAPHSOFT, INC.
                           STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (Unaudited)

                                                     Additional
                               Common      Common     Paid in     Retained
                                   shares       stock     Capital     earnings   Total

    Balance May 31, 1996          3,140,739    $31,407   $4,147,605  $3,543,623$7,722,635

     Net income                         -          -            -        579,421  579,421

    Balance November 30, 1996     3,140,739    $31,407   $4,147,605  $4,123,044$8,302,056



    Balance May 31, 1997          3,140,739    $31,407   $4,147,605  $4,089,627$8,268,639

        Issuance of common stock          3,148         32       20,713        -   20,745

     Net income                         -          -            -        553,642  553,642

    Balance November 30, 1997     3,143,887    $31,439   $4,168,318  $4,643,269$8,843,026







































                     See accompanying notes to financial statements

DIEHL GRAPHSOFT, INC.
                   NOTES TO FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) for a fair presentation have been included. Operating results for the three and six month periods ended November 30, 1997 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.


                       DIEHL GRAPHSOFT, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Results of Operations for the three and six months ended
November 30, 1997 as compared to the three and six months ended
November 30, 1996.

     Revenues for the three months ended November 30, 1997 were $1,638,168 as compared to $1,571,332 for the three months ended November 30, 1996 representing an increase of 4.3%. Revenues for the six month period ended November 30, 1997 were $3,665,076 as compared to $3,297,137 for the six months ended November 30, 1996 representing an increase of 11.2%. The increase in revenues for the three months ended November 30, 1997 as compared to the three months ended November 30, 1996 is due to an increase in sales of MiniCAD for the Windows platform which rose from $281,755 for the three months ended November 30, 1996 to $545,477 for the three months ended November 30, 1997. This increase is attributable to the continued marketing efforts in the Windows market since the
introduction of MiniCAD for Windows in July 1996.   Sales of
MiniCAD for the Macintosh platform provided most of the remaining sales variance. International sales contributed to this decline with foreign distributors converting the latest version of MiniCAD into native languages during the quarter. The increase in revenues for the six months ended November 30, 1997 as compared to the six months ended November 30, 1996 is due principally to upgrade sales of MiniCAD which rose from $106,030 for the six months ended November 30, 1996 to $663,356 for the six months ended November 30, 1997. The surge is upgrade sales relates to the release of MiniCAD 7 in May 1997.

     The cost of revenues for the three months ended November 30, 1997 was $450,596 as compared to $353,276 for the three months ended November 30, 1996 representing an increase of 27.5%. The cost of revenues for the six months ended November 30, 1997 was $1,013,526 as compared to $724,606 for the six months ended November 30, 1996 representing an increase of 39.9%. The gross profit percentages for the three months ended November 30, 1997 and 1996 were 72.5% and 77.5%, respectively. The gross profit percentages for the six months ended November 30, 1997 and 1996 were 72.5% and 78.0%, respectively. The decrease in gross profit percentages in the three and six months ended November 30, 1997 as compared with the three and six months ended November 30, 1996 is due to an increase in amortization of software development costs. Amortization of software development to cost of revenues, which such costs are not directly a function of revenues, rose to $200,192 for the three months ended November 30, 1997 as compared to $135,895 for the three months ended November 30, 1996. Amortization expenses rose to $399,172 for the six months ended November 30, 1997 as compared with $262,948 for the six months ended November 30, 1996. This increase is attributable to an increased commitment to development of new software. The decrease in gross profit percentages in the six month period ended November 30, 1997 as compared with the six month period ended November 30, 1996 is also attributable to higher shipments of the upgrade version of MiniCAD 7 to existing customers. Upgrade versions of MiniCAD, which are sold substantially below the price of a new version, are as costly to produce and ship as a new product itself.

     Research and development expenses increased to $88,611 for the three month period ended November 30, 1997 as compared to $51,041 for the three month period ended November 30, 1996 representing a increase of 73.6%. Research and development expenses increased to $185,993 for the six month period ended November 30, 1997 as compared to $111,332 for the six month period ended November 30, 1996 representing a increase of 67.1%. This increase in the three and six month periods ended November 30, 1997 when compared with the three and six month periods ended November 30, 1996 is principally attributable to an increase in the number of employed engineers in this area.

      Selling and marketing expenses declined to $412,370 for the three month period ended November 30, 1997 as compared to $453,256 for the three month period ended November 30, 1996 representing a decrease of 9.0%. Selling and marketing expenses declined to $827,263 for the six month period ended November 30, 1997 as compared to $864,726 for the six month period ended November 30, 1996 representing an decrease of 4.3%. Advertising expenses declined to $255,731 for the three months ended November 30, 1997 as compared to $353,705 for the three months ended November 30, 1996. Advertising expenses declined to $508,390 for the six months ended November 30, 1997 as compared to $673,251 for the six months ended November 30, 1996. This decrease results from a redesign of the advertising campaign to more industry specific publications and away from general computer publications. Industry specific publications generally cost less per publication to advertise and are believed to be as effective in reaching the target market. Salary expenses rose to $73,773 for the three months ended November 30, 1997 as compared to $35,568 for the three months ended November 30, 1996. Salary expenses rose to $165,078 for the six months ended November 30, 1997 as compared to $68,180 for the six months ended November 30, 1996. This increase reflects an increase in other marketing efforts such as marketing brochures and trade shows.

      General and administrative expenses rose to $479,831 for the three month period ended November 30, 1997 as compared to $459,299 for the three month period ended November 30, 1996 representing an increase of 4.5%. General and administrative expenses rose to $985,459 for the six month period ended November 30, 1997 as compared to $877,691 for the six month period ended November 30, 1996 representing an increase of 12.3%. Expenses for payroll and related benefits rose to $219,734 for the three month period ended November 30, 1997 as compared to $197,706 for the three month period ended November 30, 1996. Expenses for payroll and related benefits rose to $501,598 for the six month period ended November 30, 1996 as compared to $416,441 for the six month period ended November 30, 1996. This increase is principally attributable to an increase in staffing required to service other functional areas of the Company. Other expenses also rose with the overall growth in business. Legal expenses partly offset this increase and declined to $48,189 for the six month period ended November 30, 1997 as compared with $118,013 for the six month period ended November 30, 1996 resulting from the settlement of a patent infringement claim and trademark dispute during the six month period ended November 30, 1997.

     Net profit decreased by $18,456 or 8.2% to $207,988 for the three months ended November 30, 1997 from $226,444 for the three months ended November 30, 1996. Net profits decreased by $25,779 or 4.4% to $553,642 for the six month ended November 30, 1997 from $579,421 for the six months ended November 30, 1996. The decrease in net profit for the three month period ended November 30, 1997 when compared to the three month period ended November 30, 1996 is after giving effect to a provision for income taxes of $91,000 and $124,000 for the three month periods ended November 30, 1997 and 1996, respectively. The effective tax rates were 30.4% and 35.4% for the three month periods ended November 30, 1997 and 1996 respectively. The decrease in net profits for the six month period ended November 30, 1997 when compared to the six month period ended November 30, 1996 is after giving effect to a provision for income taxes of $281,000 and $327,050 for the six month period ended November 30, 1997 and 1996 respectively. The effective tax rates were 33.7% and 36.1% for the six month periods ended November 30, 1997 and 1996, respectively. The decrease in effective tax rates is attributable to increases in tax exempt income associated with increasing investment into municipal bonds and a charitable contribution deduction reported in the three and six month periods ended November 30, 1997 resulting from donated Minicad 6 software.

     Liquidity and Capital Resources

     The Company increased its working capital by $438,653 or 5.9% to $7,933,178 at November 30, 1997 from $7,494,525 at November 30,
1996. Working capital also increased by $513,740 or 6.9% from $7,419,438 at May 31, 1997 due primarily to cash flows from operations. Company marketable securities continue to be in short to intermediate term government instruments.

     The Company's future capital requirements will depend upon many factors, including the extent, timing and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy the capital requirements for the next twelve months.


PART II

                         OTHER INFORMATION



Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities and Use of Proceeds

          On February 28, 1995, the Company completed its initial public offering of common stock and warrants and raised net proceeds of $4,135,075 including the exercise of warrants. The effective date of the registration statement for the initial public offering was November 29, 1994. From February 28, 1995 through November 30, 1997, the net proceeds were allocated to working capital and were invested temporarily in short term U.S. Government and municipal obligations.


Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of shareholders on November 4, 1997. The following table summarizes the results of the meeting:

                                       Against/ Absten-   Broker
                                For    Withheld  tions   Non-votes
            Election
            of Directors
            Frederick Unger  2,974,552   4,250           163,939
            Richard Hug      2,974,552   4,250           163,939
            Richard Diehl    Continuing in Office
            Joseph Schmelzle Continuing in Office

            Adoption of
            Amended and
            Restated Stock
            Option Plan      2,882,977  90,310    5,515  163,939

            Ratification of
            Appointment of
            Independent
            Auditors         2,973,652   1,350    3,800  163,939
Item 5.   Other Information

          None


Item 6.   Exhibits and Reports

          Exhibit 27 - Financial Data Schedule













                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:    January 13, 1998
                             Richard Diehl, President
                             Chief Executive Officer



DATE:    January 13, 1998
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer




                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:    January 13, 1998         s/Richard Diehl
                             Richard Diehl, President
                             Chief Executive Officer



DATE:    January 13, 1998         s/Joseph Schmelzle
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer