Form 10QSB
period 1998-02-28
DIEHL GRAPHSOFT INC
filed 1998-04-14
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                           __________________
                               FORM 10-QSB

(Mark One)
[P] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   February 28, 1998

                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________to_____________

                    Commission file number: 0-24318

                           DIEHL GRAPHSOFT, INC.
    (Exact name of small business issuer as specified in its charter)

     Maryland                             52-1407016
(State or other jurisdiction of     (I.R.S. employer identification no.)
incorporation or organization)

10270 Old Columbia Road, Columbia, Maryland  21046
(Address of principal executive offices)

Registrant's telephone number, including area code: 410-290-5114

Former name, former address and former fiscal year, if changed since last report:

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

   Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,147,637 shares of common stock.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (Check one)
                                      Yes        No   X

                       DIEHL GRAPHSOFT, INC.
                            FORM 10-QSB
                               INDEX

                                                         NumberPage

PART I    FINANCIAL INFORMATION


Item 1    Financial Statements

               Balance Sheet (unaudited) as of
                                                February 28, 1998 3

               Statements of Operations (unaudited) for
               the three months ended February 28, 1998
               and February 28, 1997 and (unaudited) for
               the nine months ended February 28, 1998
                                           and February 28, 1997  4

               Statements of Cash Flows (unaudited) for
               the nine months ended February 28, 1998
                                           and February 28, 1997  5

               Statements of Stockholders' Equity
               (unaudited) as of February 28, 1998 and
                                                February 28, 1997 6

                            Note to Condensed Financial Statements7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of
                                                    Operations 8-10


PART II   OTHER INFORMATION

                                     Item 1    Legal Proceedings 11

              Item 2    Changes in Securities and Use of Proceeds11

                        Item 3    Defaults Upon Senior Securities11

Item 4    Submission of Matters to a Vote of
                                                Security Holders 11

                                     Item 5    Other Information 11

                       Item 6    Exhibits and Reports on Form 8-K11

                                                      SIGNATURES 12

                               DIEHL GRAPHSOFT, INC.
                                   BALANCE SHEET
                                 FEBRUARY 28, 1998
                                    (Unaudited)

        ASSETS

Current assets:
  Cash                                                  $  543,487
  Marketable securities                                  7,096,889
  Accounts receivable                                            420,599
  Income tax receivable                                           76,059
  Inventory                                                       95,383
  Other                                                          175,970
  Total current assets                                   8,408,387

Fixed assets:
  Equipment                                                      699,084
  Furnishings and fixtures                                       114,707
  Leasehold improvements                                    47,688
                                                           861,479
  Accumulated depreciation                                       539,680
  Net fixed assets                                         321,799

Other assets:
  Unamortized organizational expenses                       29,637
  Software development and licensing costs,
    net of accumulated amortization of $1,507,845          926,220
  Deposits                                                         4,000
  Total other assets                                       959,857

        Total assets                                    $9,690,043


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                       $  492,334
  Deferred income taxes                                           11,758
  Total current liabilities                                504,092

Long term liabilities:
  Deferred income taxes                                          339,168
  Total liabilities                                        843,260

Stockholders' equity:
  Common stock - $.01 par value; 10,000,000
    shares authorized, 3,147,637 shares
    issued and outstanding                                        31,476
  Additional paid in capital                                   4,182,813
  Retained earnings                                      4,632,494
  Total stockholders' equity                             8,846,783

        Total liabilities and
          stockholders' equity                          $9,690,043






                   See accompanying note to financial statements.
                                 DIEHL GRAPHSOFT, INC.
                                STATEMENT OF OPERATIONS
                                      (Unaudited)


                              For the three months ended For the nine months ended
                                     February 28,              February 28,
                                   1998         1997         1998          1997
Sales                                 $1,412,494   $1,405,611    $5,077,570
$4,702,748

Cost of sales                      412,351      369,004     1,425,877    1,093,610

Gross profit                     1,000,143    1,036,607     3,651,693    3,609,138

Operating expenses:
  General and administrative             431,378      445,078     1,416,837
1,322,769
  Selling and marketing            601,299      554,516     1,428,562    1,419,242
  Research and Development          81,070       54,239       267,063      165,571
      Total operating expenses     1,113,747    1,053,833     3,112,462    2,907,582

Income (loss) from operations       (113,604)     (17,226)      539,231      701,556

Other income and expenses:
  Interest income                         82,454       99,535       263,361
287,224
  Interest expense                  (1,099)        -           (1,099)        -
  Gain (loss) on disposition
   of equipment                     (2,526)        (457)       (1,626)        (457)
    Total other income
      and expenses                  78,829       99,078       260,636      286,767

Income (loss) before income taxes  (34,775)      81,852       799,867      988,323

Provision (credit) for income taxes  (24,000)      27,950       257,000      355,000

Net Income (loss)                     $  (10,775)  $   53,902    $  542,867   $
633,323

Net Income (loss) per share     $     (.00)  $      .02    $      .17   $      .20

Weighted average number of
 shares outstanding              3,145,137    3,160,124     3,143,222    3,167,040

















                    See accompanying note to financial statements.
                                 DIEHL GRAPHSOFT, INC.
                                STATEMENT OF CASH FLOWS
                                      (Unaudited)

                                              For the nine month period
                                                   ended February 28,
                                                1998                1997
Cash flows from operating activities:
  Net income                                $  542,867          $  633,323
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Loss on disposition of equipment             1,626                 457
    Amortization of bond premiums and
      discounts                               (104,311)           (206,787)
    Deferred income taxes                       42,463             (67,207)
    Depreciation and amortization              716,542             543,777
    Changes in operating assets and liabilities:
      Accounts receivable                      (89,464)            (56,944)
      Inventory                                 67,445             (86,673)
      Other current assets                      (8,405)             69,818
    Deposits                                    (4,000)               -
      Accounts payable and accrued expenses    247,685             134,860
      Income taxes receivable/payable           57,311             167,107
      Net cash provided by operating
      activities                             1,469,759           1,131,731

Cash flows from investing activities:
  Purchases of marketable securities        (3,793,873)         (3,724,673)
  Maturities of marketable securities        3,488,000           3,319,000
  Capitalized software and licensing costs    (746,374)           (528,658)
  Insurance proceeds from automobile
    disposition                                 33,577                -
  Purchase of fixed assets                    (152,186)           (128,495)
  Organizational expenses                             (2,775)             (6,125)
      Net cash used in investing activities   (1,173,631)       (1,068,951)

Net increase in cash                           296,128              62,780

Cash balance beginning of period               247,359             375,278

Cash balance end of period                  $  543,487          $  438,058


Supplemental disclosure of cash flow
  information:
    Cash paid for income taxes              $  157,226          $  255,100

    Cash paid for interest expense                $    1,099          $     -

    Issuance of common stock                          35,277                -
    Reduction in accrued expenses              (35,277)               -
                                            $     -             $     -












                    See accompanying note to financial statements.
                                 DIEHL GRAPHSOFT, INC.
                           STATEMENT OF STOCKHOLDERS' EQUITY
                                      (Unaudited)

                                                 Additional
                       Common       Common      Paid in    Retained
                       shares        stock      Capital    earnings      Total

Balance -
  May 31, 1996        3,140,739      $31,407  $4,147,605  $3,543,623  $7,722,635

Net income                       -            -           -        633,323     633,323

Balance -
  February 28, 1997   3,140,739      $31,407  $4,147,605  $4,176,946  $8,355,958


Balance -
  May 31, 1997        3,140,739      $31,407  $4,147,605  $4,089,627  $8,268,639

Issuance of common
  stock                   6,898           69      35,208        -         35,277

Net income                       -            -           -        542,867     542,867

Balance -
  February 28, 1998   3,147,637      $31,476  $4,182,813  $4,632,494  $8,846,783




































                    See accompanying note to financial statements.

DIEHL GRAPHSOFT, INC.
                  NOTE TO CONDENSED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q as set forth in
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended February 28, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1998.

NOTE B - COMPUTATION OF EARNINGS (LOSS) PER SHARE

    Weighted average number of shares outstanding during the periods is computed as follows:

                    For the three months      For the nine months
                    ended February 28,        ended February 28,
                      1998         1997         1998         1997

[S]                [C]          [C]          [C]          [C]
Average outstanding
  shares           3,145,137    3,140,739    3,143,222    3,140,739

Dilutive effect of
  stock options
  and warrants               -          19,385         -          26,301

Weighted average
  number of shares
  outstanding      3,145,137    3,160,124    3,143,222    3,167,040
















                          DIEHL GRAPHSOFT, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


    Results of Operations for the three and nine months ended February 28, 1998 as compared to the three and nine months ended February 28, 1997.

    Revenues for the three months ended February 28, 1998 were $1,412,494 as compared to $1,405,611 for the three months ended February 28, 1997 representing an increase of 4.9%. Revenues for the nine months ended February 28, 1998 were $5,077,570 as compared to $4,702,748 for the nine months ended February 28, 1997 representing an increase of 8.0%. Revenues from MiniCAD for Windows were $527,956 and $586,508 for the three months ended February 28, 1998 and 1997, respectively. Revenues from MiniCAD for Windows were $1,552,402 and $1,193,729 for the nine months ended February 28, 1998 and 1997, respectively. The increase in revenues for the nine months ended February 28, 1998 when compared with the nine months ended February 28, 1997 reflects increased sales of Minicad for Windows in the first and second quarters of the current fiscal year when compared with the first and second quarters of the prior fiscal year when MiniCAD for Windows was first released. Upgrade revenues from MiniCAD were $300,207 in the three months ended February 28, 1998 when compared with $46,660 for the three months ended February 28, 1997. Upgrade revenues from MiniCAD were $963,563 for the nine months ended February 28, 1998 when compared with $153,390 for the nine months ended February 28, 1997. This increase reflects the introduction of MiniCAD 7 in May 1997. New product sales of MiniCAD for the Macintosh platform declined in during the nine months ended February 28, 1998 when compared with the nine months ended February 28, 1997. This decrease reflects the continuing weakness in the Macintosh market over the past year.

     The cost of revenues for the three months ended February 28, 1998 was $412,351 as compared to $369,004 for the three months ended February 28, 1997 representing an increase of 11.7%. The cost of revenues for the nine months ended February 28, 1998 was $1,425,877 as compared to $1,093,610 for the nine months ended February 28, 1997 representing an increase of 30.4%. The gross profit percentages for the three months ended February 28, 1998 and 1997 were 70.8% and 73.7% respectively. The gross profit percentages for the nine months ended February 28, 1998 and 1997 were 71.9% and 76.7% respectively. The decrease in gross profit percentages in each period over the prior comparable period reflects an increase in amortization of software development and licensing costs which rose from $183,331 for the three months ended February 28, 1997 to $197,658 for the three months ended February 28, 1998. Amortization charges also rose from $446,279 for the nine months ended February 28, 1997 to $596,830 for the nine months ended February 28, 1998. Amortization of such costs and expenses, which is not directly a function of revenue, reflects an increased commitment to development of new software. The decrease in gross profit percentages also reflects higher shipments of upgrade versions of MiniCAD during the nine months ended February 28, 1998 when compared with the nine months ended February 28, 1997. Upgrade versions are sold substantially below the price of a new version and are as costly to produce as a new product itself.

     Research and development expenses rose to $81,070 for the three months ended February 28, 1998 when compared to $54,239 for the three months ended February 28, 1997 representing an increase of 49.5%. Research and development expenses rose to $267,063 for the nine months ended February 28, 1998 as compared to $165,571 for the nine months ended February 28, 1997 representing a increase of 61.3%. This increase in the three and nine month periods ended February 28, 1998 when compared with the three and nine month periods ended February 28, 1997 reflects an increase in the number of engineers employed in this area.

     Selling and marketing expenses rose to $601,299 for the three months ended February 28, 1998 as compared to $554,516 for the three months ended February 28, 1997 representing an increase of 8.4%. Selling and marketing expenses rose to $1,428,562 for the nine months ended February 28, 1998 as compared to $1,419,242 for the nine months ended February 28, 1997 representing an increase of .7%. Advertising expenses declined to $313,692 for the three months ended February 28, 1998 when compared with $387,912 for the three months ended February 28, 1997. Advertising expenses declined to $822,082 for the nine months ended February 28, 1998 when compared with $1,061,164 for the nine months ended February 28, 1997. This decrease results from a redesign of the advertising campaign to more industry specific publications and away from general computer publications. Industry specific publications generally cost less per publication to advertise and are believed to be as effective in reaching
the target market.   Increases in salary expenses and use of outside
consultants substantially offset the declines in advertising expenses. This increase is attributable to other marketing efforts primarily in the areas of trade press and shows and marketing brochures.

     General and administrative expenses declined to $431,378 for the three months ended February 28, 1998 as compared to $445,078 for the three months ended February 28, 1997 representing a decrease of 3.1%. General and administrative expenses rose to $1,416,837 for the nine months ended February 28, 1998 as compared to $1,322,769 for the nine months ended February 28, 1997 representing an increase of 7.1%. The decrease in the three months ended February 28, 1998 when compared with the three months ended February 28, 1997 is due to a decrease in legal and other professional fees to $22,157 for the three months ended February 28, 1998 from $53,128 for the three months ended February 28, 1997. This decrease primarily reflects a streamlining of services rendered in this area. Legal and professional fees also declined to $116,478 for the nine months ended February 28, 1998 when compared with $214,149 for the nine months ended February 28, 1997. This decline reflects a streamlining of these services and a settlement of a patent infringement claim and trademark dispute during the nine months ended February 28, 1997. Increases in salary expenses and related benefits offset this decline to service the growing needs from other departmental areas.

     Net loss for the three months ended February 28, 1998 was $10,775 as compared to net income for the three months ended February 28, 1997 of $53,902. Net income decreased by $90,456 or 14.3% to $542,867 for the nine months ended February 28, 1998 from $633,323 for the nine months ended February 29, 1997. The net loss for the three months ended February 28, 1998 gives effect to a credit for income taxes of $24,000. The tax credit is based on a pretax net loss, which is exclusive of tax exempt municipal interest income of $44,065 and other adjustments. The effective tax rate for the three months ended February 28, 1997 was 34.1%. The decrease in net income for the nine months ended February 28, 1998 as compared to the nine months ended February 28, 1997 gives effect to a provision for income taxes of $257,000 and $355,000, respectively. The effective tax rates were 32.1% and 35.9% for the nine months ended February 28, 1998 and 1997, respectively. The decrease in effective tax rate for the nine months ended February 28, 1998 is attributable to an increase in tax exempt investment income from municipal bonds.




    Liquidity and Capital Resources

    The Company increased its working capital to $7,904,295 at February 28, 1998 from $7,510,045 at February 28, 1997 representing an increase of $394,250 or 5.2%. Working capital also increased by $484,857 or 6.5% from $7,419,438 at May 31, 1997. This increase is principally due to cash flows from operations during the period. Company marketable securities continue to be in short to intermediate term government securities.

     The Company's future capital requirements will depend upon many factors, including the extent, timing and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy its capital requirements for the next twelve months.




PART II

                            OTHER INFORMATION



Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         On February 28, 1995, the Company completed its initial public offering of common stock and warrants and raised net proceeds of $4,135,075 including the exercise of warrants. The effective date of the registration statement for the initial public offering was November 29, 1994. From February 28, 1995 through February 28, 1998 the net proceeds were allocated to working capital and were invested temporarily in short term U.S. Government and municipal obligations.

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


                             DIEHL GRAPHSOFT, INC.


DATE:  April 9, 1998
                             Richard Diehl, President
                             Chief Executive Officer



DATE:  April 9, 1998
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer





                                SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DIEHL GRAPHSOFT, INC.


DATE:  April 9, 1998              s/Richard Diehl
                             Richard Diehl, President
                             Chief Executive Officer



DATE:  April 9, 1998              s/Joseph Schmelzle
                             Joseph Schmelzle, Treasurer
                             Chief Financial and Accounting Officer