Form 10KSB
period 1998-05-31
DIEHL GRAPHSOFT INC
filed 1998-08-31
CIK 819005

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                   FORM 10KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1998
                         Commission File Number: 0-24318

                              DIEHL GRAPHSOFT, INC.
                             ---------------------
                 (Name of Small Business Issuer in its charter)

Maryland                                          52-1407016
--------                                          ----------

(State or other Jurisdiction                      I.R.S. Employer
of incorporation or organization)                 Identification No.

10270 Old Columbia Road Suite 100
Columbia, Maryland 21046
------------------------

(Address of principal executive offices) (Zip code)

Issuer's telephone number (410) 290-5114

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's revenues for its most recent fiscal year. $6,022,714

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of August 8, 1998, $4,481,953.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

3,140,739 shares of the sole class of common stock as of August 8, 1998.

Transitional Small Business Disclosure Format (check one)  Yes    No  X

                                TABLE OF CONTENTS

ITEM

Item 1 Description of Business............................................1

Item 2 Description of Property............................................7

Item 3 Legal Proceedings..................................................7

Item 4 Submission of Matters to a Vote of Security Holders................7

Item 5 Market for Common Equity and Related Stockholder Matters...........7

Item 6 Management's Discussion and Analysis...............................8

Item 7 Financial Statements..............................................10

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................11

Item 9 Directors, Executive Officers, Promoters and Control Persons......11

Item 10 Executive Compensation...........................................11

Item 11 Security Ownership of Certain Beneficial Owners and Management...11

Item 12 Certain Relationships and Related Transactions...................11

Item 13 Exhibits and Reports on Form 10KSB...............................11

Financial Statements..................................................12-22

Signatures...............................................................23



                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed under Regulation 14A for the annual meeting to be held November 10, 1998 are incorporated by reference into Part III hereof.




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Diehl Graphsoft, Inc. ("Company") was founded in June, 1985, with the intent to develop a new and original approach to computer aided design (CAD) software. The Company's products are intended to enable sophisticated design, architectural, and engineering projects to be successfully undertaken on relatively inexpensive computer hardware, thereby expanding the market for CAD software and decreasing costs of such work in the industry. The Company's strategy also includes offering integrated industry specific software tools based on the Company's CAD technology to service the needs of design, engineering, and architectural professionals in a cost effective manner.

The business of the Company is more technically described as the design, development, manufacture and marketing of interactive graphics and CAD software. As part of its business, the Company publishes a newsletter four times a year as a service to its users and as a sales tool for additional products and upgrades. The Company also creates manuals for its software users, which are included as part of the software products, and has taken on other projects related to computer graphics and software development. The Company also offers electronic information services on the Internet as a service to its customers and as a sales tool.

The Company has developed a related series of CAD software packages for the Apple Macintosh microcomputer and for IBM compatible microcomputers using the Microsoft Windows operating systems. The Company markets a 2 and 3 dimensional CAD program called MiniCAD with broad capabilities including a database, report generation, and programmability. The Company also markets specialized modules which enhance the ability of MiniCAD to serve specialized markets such as architectural, civil, and mechanical engineering. These specialized modules are included in MiniCAD itself.

Additionally, the company has developed a document management software, Revision Master, for the Microsoft Windows operating system. The Company began marketing Revision Master in the business products market in March 1998.

DISTRIBUTION

Distribution of the Company's present software products is accomplished by three methods (percentage of sales from each for the fiscal year ending May 31, 1998 is shown in parentheses): 1) direct sales between the Company and the end user (15%); 2) through dealers (9%); and 3) through distributors (76% with 34 distributors, both foreign and domestic). In comparison, for the fiscal year ending May 31, 1997, distribution was as follows: 1) direct sales between the Company and the end user (11%); 2) through dealers (1%); and 3) through distributors (88% with 32 distributors, both foreign and domestic). In the fiscal years ending May 31, 1998 and 1997, sales to two distributors accounted for approximately 38% and 51% of sales, respectively. The loss of one or both of these distributors could have a material adverse effect on the Company.

PRODUCT DESCRIPTION

Present Products

Currently, the Company sells MiniCAD into both the Macintosh and Windows markets, and one product -Revision Master- into the Windows market exclusively, MiniCAD provided approximately 99% of the Company's revenues for the fiscal year ended May 31, 1998. The Company has established itself in the industry as a medium cost supplier of Macintosh and Windows software, and competes for market share with the largest of the industry leaders, such as AutoDesk and Intergraph. In fiscal 1998, MiniCAD won the prestigious Designers 3D CAD Shootout, an international competition pitting the world's leading CAD softwares in head to head design competition across 22 categories. On its way to winning the competition as "Best Overall CAD Software", MiniCAD won first place in six separate categories and second or third place in 12 of 16 others.

Additionally, MiniCAD was named a 1997 finalist for the MacWorld* Editor's Choice Award in the "Best Science Engineering Tool" category. For the same period, the Company was named to the SoftLetter 100, a ranking of the top one hundred software companies based on percentage of overall sales in international markets. Management believes these awards have a positive effect on sales of the product. In 1996, MiniCAD for Windows was named by Computer Graphics World as one of 1996's "Most Innovative Products."

Core Technology

The Company maintains a core technology of over 300,000 lines of computer code, the actual program which creates the images seen on the computer screen. This core technology is used to build MiniCAD and is available for use in additional products the Company may choose to create. The code represents the accumulated result of research and development expenditures made by the Company since inception. The core technology can be roughly divided into 2-dimensional drafting, 3-dimensional drafting, database and report generation, and programmability. These aspects of the core technology are described in more detail below, but as a whole they form the technological basis for the Company's business.

The 2-Dimensional System

The 2-Dimensional CAD system forms the basic technology upon which CAD is built into MiniCAD. The 2-Dimensional drafting system allows the user to draw on a computer screen an object such as a house, a nut and bolt, a piece of furniture, or an engine part, and produce the necessary drawings to specify the manufacture, evaluation, or construction of the item by a third party. The system duplicates the functionality of a drafting board as used by conventional draftspersons, and in addition brings added capability which greatly increases the overall cost effectiveness for the user.

This core technology includes a broad array of features for support of basic drafting and CAD functions, including symbol libraries, list management, class and layer management, text with specialized fonts, linestyles, fill patterns, and user interface considerations, such as snapping and gridding. More advanced

*MacWorld is a registered trademark of IDG Corporation technology such as code for the Boolean intersections of polygons, polylines, automatic dimensioning, and special wall objects for architects increases the value of this technology to the user. Included in this technology is code to interact with the operating system of the Macintosh. The Company has also developed MiniCAD for the Windows 3.1, Windows NT, and Windows 95 operating systems.

The 3-Dimensional Cad System

The 3-Dimensional system is used to construct actual models of objects rather than a two dimensional representation. This technology goes beyond what a customer could do on a conventional drafting system. Once an object is entered into the computer, the user may view it from any angle, in any scale, and choose from various standard projections such as perspective, orthogonal, isometric, cabinet, or cavalier. These projections allow the user to duplicate traditional ways of displaying an object in three dimensions. The user can obtain from the computer a drawing with top, side, front, and perspective views of an object after creating the object just once. This model is linked into the 2-Dimensional CAD system in a unique way, which allows several views of the object to be drawn and dimensioned simultaneously. The user may duplicate the object, add objects together, and edit the object at any time. The computer will display the object as a transparent wireframe, solid, or shaded solid.

Key features of the CAD system include the ability to construct architectural models directly from the floorplan. Modules can also be constructed from other 2-Dimensional objects for mechanical applications. The unique nature of the database allows the user to reedit the original floorplan or object and reconstruct a new model with the changes included. The Company also licenses technology enabling MiniCAD to produce solid modeling. MiniCAD now supports true 3D Boolean operations. Additional capabilities of 3-Dimensional construction are now under development at the Company. There can be no assurance, however, that the Company will be able to develop such capabilities.

Database and Report Generation Technology

The database technology allows the user to attach text and numeric information to objects in the CAD system. These data records each adhere to a particular format described by the user. For example, a user may define a "Furniture" record which contains information about the manufacturer, color, item number. date of acquisition, and cost which is attached to each piece of furniture in the drawing. Another record may specify HVAC system maintenance information, and can be attached to the appropriate symbols in the drawing. This technology is flexible and is used by customers to perform facility management functions and cost estimations.

This technology also includes a spreadsheet like report generation capability which works in a similar way to stand-alone spreadsheets. This spreadsheet allows direct display of information in the drawing, including sizes, perimeters, areas, and database records.

Programming Technology

As part of the Company's main product, MiniCAD, the Company includes a macro programming capability to allow users to extend or customize the program. The Company has marketed its macro language programming capability under the name of MiniPascal for several years. This language contains an extensive application programmers interface (A.P.I.) which contains the routines necessary for the direct manipulation of the drawing and database by the programmer. With this capability, users can extend the functions of the program to automate specific tasks in their work.

The Company released a CAD development kit which provides great benefit to its users in three ways. First, the system is used by corporate developers for in house use. Second, third-party developers may use the system to develop add-on products which work with the Company's products to facilitate their use in special niche markets. And third, the system is used by the Company to develop specialized products for certain high profile niche markets. The system requires the use of C++, a high level language which provides more extensive capabilities than provided in older languages. In addition to the prior language, C++ allows development of professional quality CAD functions at the most advanced levels.

Vertical Market Solutions: The Design and Drafting Toolkit

The Company has expanded the Drafting and Design Toolkit by adding more industry specific resources to this collection of industry specific features, tools, symbols, worksheets, parametrics, and other resources with in the MiniCAD software to reach targeted markets. An integrated Design and Drafting Toolkit allows engineers and designers to access tools tailored for their profession from within MiniCAD. Integrated modules for architecture, mechanical engineering, space planning, theater lighting design, food service, HVAC, landscape design and more have been created and included free of charge within MiniCAD to purchasers of the current product.

Enhanced Functionalities

The Company has implemented broad improvements in the capabilities of the MiniCAD 7 program, specifically solid modeling, file exchange and rendering functionalities.

In addition to its various of surface and wireframe modeling tools, MiniCAD now supports true 3D solid modeling operations. As such, three commands -add, subtract and intersect- are all users require to quickly and easily create impressive 3D models. The program can now open and save files created in the DWG format, the native file format of industry leader AutoCAD. Additionally, MiniCAD's DXF file exchange capabilities have been improved. These enhancements allow MiniCAD users to share files with users on competing softwares more easily than ever. Recent upgrades to MiniCAD's rendering support capabilities allow users more options for producing striking, high-quality renderings all without leaving the program's main drawing window.

Manuals and Tutorial

The Company maintains a capability to produce manuals and training materials in-house. Because of the complexity of the CAD software, these manuals are an important part of the product to the customer. MiniCAD currently has four separate manuals, one for the programming language, two which are technical references for the users to explain specific features (the User manual and the Reference manual), and the Toolkit manual to explain the industry specific features contained in MiniCAD. A tutorial to assist new users in learning each product ships on the product disk and is available for download from the Company's website. The manuals are produced in FrameMaker in both Macintosh and Windows and are printed and bound by outside vendors.

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

Competition

There are presently several full featured CAD systems and enterprise document management systems on the market for the Apple Macintosh computer, Microsoft Windows, and other operating systems which may present competition for the Company. In addition, there are numerous companies which have products aimed at specific segments of these markets. The Company has pursued a strategy of aggressively marketing high quality, easy-to-use CAD programs through mass market channels to keep costs, and hence product price, low. However, many of these companies may have greater capital resources, larger staffs, and more sophisticated facilities than the Company. Other companies may produce products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. There can be no assurance that other companies will not enter the markets developed by the Company.

New Markets

Revision Master is a new document control software that helps professionals in a broad range of disciplines to locate, store, and retrieve electronic documents and related version information throughout a document's life cycle. The controlled documents can be of any document file type for the Windows 95, 98, or NT 4.0 operating system, including word proessing, desktop publishing, computer-aided design format, spreadsheets, and multimedia packages.


Research and Future Products

Future products and product improvements are developed by the employees of the Company, purchased from outside vendors, or licensed from other developers.

Product improvements are required on a continuing basis to prevent the Company's products from becoming obsolete resulting in deterioration of sales. While at the present time the Company believes that its products meet or exceed industry standards, there can be no assurance that the Company will be able to maintain its present technological position in the future. The Company bears all of its own research and development expenses.

Future Industry Specific Systems

The Company intends to continue developing industry specific, vertical market modules for inclusion in MiniCAD. The Company maintains a separate team of professionals to develop these modules on an ongoing basis. However, there can be no assurances that the Company will be successful with this strategy.

SALES AND MARKETING

The Company sells its own products and products of other companies. The Company markets software though a combination of direct sales generated from reviews and advertising in trade publications, retail outlets, and bulk distributors. Most of the Company's products are sold wholesale to a few main distributors, who in turn market the products through the retail and mail-order channels. The Company's staff participates in professional seminars and conferences, user group presentations, and trade shows, and assists in sales. The Company has a staff of eleven full-time and one part-time marketing professionals.

EMPLOYEES

The Company employs 3 executives, 19 programmers, 3 quality assurance personnel, 8 technical support personnel, 12 marketing personnel, 3 accounting personnel, 2 shipping clerks, 3 customer service personnel, 5 technical administrators, and 2 administrative assistants. The Company employs a total of 60 persons, 58 of them full-time.

LICENSING AGREEMENTS

The Company maintains a licensing agreement with Altura Software allowing the Company to convert its developed software for use in a Windows based personal computer or compatible environment.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 10,865 square feet of office space and 4,000 square feet of manufacturing space for a total of 14,865 square feet of space at 10270 Old Columbia Road, Suite 100, Columbia, Maryland 21046-1751 from an unrelated party at a monthly rent, excluding allocable operating expenses chargeable under the lease of $12,887.00 through July 31, 2000. The Company believes these facilities are adequate to meet its needs.


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

The following table sets forth the range of high and low bid information for the Company's common stock for the periods indicated as quoted in the NASDAQ Small Cap market. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

Fiscal Years Ending        May 31, 1998                 May 31, 1997
                           ------------                 ------------
                       High Bid      Low Bid       High Bid       Low Bid
                       --------      -------       --------       -------
First Quarter          $ 5 5/8        $ 3           $ 9           $ 6 1/4
Second Quarter           4 5/8          3             9 1/4         6 23/32
Third Quarter            5              3             8             5 1/2
Fourth Quarter           4 1/2          3 5/8         6 5/8         4 7/8

The Company currently has 3,147,637 shares of stock outstanding. As of August 3, 1998, the closing bid and ask prices for the Company's common stock were 2 11/16 and 2 3/4, respectively.


HOLDERS

The Company has approximately 76 recorded holders of its common stock.


DIVIDEND POLICY

The Company has never declared or paid cash dividends on its common stock, and may elect to retain its net income in the future to increase its capital base.

The Company does not currently anticipate paying cash dividends on its common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-KSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations for the year ended May 31, 1998 compared to year ended May 31, 1997


REVENUE

Product revenues were $7,367,360 for the year ending May 31, 1998 as compared with $6,022,714 for the year ending May 31, 1997 representing an increase of 22.3%. Revenues from the Windows version of MiniCAD rose from $1,695,139 for the year ended May 31, 1997 to $2,346,063 for the year ended May 31, 1998 representing an increase of 38.4%. Upgrade revenues from conversion of earlier versions of MiniCAD for Windows to MiniCAD 7 for Windows rose from $18,180 for the year ended May 31, 1997 to $407,195 for the year ended May 31, 1998. Revenues from MiniCAD for the Apple Macintosh also rose to $4,713,470 for the year ended May 31, 1998 from $4,073,774 for the year ended May 31, 1997, representing a increase of 15.7%. Upgrade revenues from conversion of earlier version of MiniCAD for the Macintosh to MiniCAD 7 for the Macintosh increased from $252,084 for the year ended May 31, 1997 to $1,249,328 for the year ended May 31, 1998. The increase in upgrade revenues is due to the release of MiniCAD 7 in May 1997 which contained new features for users. New product revenues for Windows rose from $1,676,959 for the year ended May 31, 1997 to $1,938,868 for the year ended May 31,1998 with greater recognition and acceptance of the product in the marketplace but were more than offset by declines of new product revenues from the Macintosh platform. New product revenues for the Macintosh declined from $3,821,690 for the year ended May 31, 1997 to $3,464,142 for the year ended May 31, 1998. This decline mirrors the declines in marketshare experienced by Apple Computer during the periods. There can be no assurance that the Company will not experience further declines in new product revenues in the future.

COST OF REVENUE

Cost of revenue for the year ending May 31, 1998 was $2,056,279 as compared with $1,650,903 for the year ending May 31, 1997, representing an increase of 24.6%.

The gross profit percentages for the years ended May 31, 1998 and 1997 were 72.1% and 72.6%, respectively. The decrease in gross profit percentage is due to an increase in amortization of software development costs resulting from an increased commitment to software development activities. Amortization expenses charged to cost of revenue totaled $826,086 for the year ended May 31, 1998, as compared with $645,301 for the year ended May 31, 1997, representing an increase of 28%. Cost to scrap old and obsolete inventory also declined by $110,272 in the year ended May 31, 1998 as compared with the year ended May 31, 1997. The cost to scrap old and obsolete inventory for the year ended May 31, 1997 was high due to the unexpected declines in revenues from MiniCAD for the Macintosh just prior to the release of MiniCAD 7 in May 1997.

OPERATING EXPENSES

General and administrative expenses were $1,850,013 for the year ended May 31, 1998 as compared with $1,770,858 for the year ended May 31, 1997 representing an increase of 4.5%. Legal expenses declined to $66,200 for the year ended May 31, 1997 as compared with $163,892 for the year ended May 31, 1997, due primarily to a settlement of a patent infringement claim against the Company in June 1996. Other general and administrative expenses increased with the Company's commitment to other functional operations and the overall growth of the Company. Selling and marketing expenses were $2,026,462 for the year ended May 31, 1998 as compared to $1,896,966 for the year ended May 31, 1997, representing an increase of 6.8%. Advertising expenses for MiniCAD declined to $1,115,101 for the year ended May 31, 1998 as compared with $1,334,006 for the year ended May 31, 1997. This decrease is attributable to a repositioning of the advertising campaign away from general trade publications to more industry specific publications where the costs per reader for the Company's targeted markets is believed to be less. Salaries and trade show expenses rose to $577,057 for the year ended May 31, 1998 as compared to $318,321 for the year ended May 31, 1997. This increase reflects the continuing commitment to reach the broader Windows market through trade shows and other promotional means.

Research and development expenses were $374,155 for the year ended May 31, 1998 as compared with $243,339 for the year ended May 31, 1997, representing an increase of 53.8%. This increase is primarily attributable to an increased commitment by the Company to the development of new engineering technology.

OTHER INCOME AND EXPENSES

Other income was $400,218 for the year ended May 31, 1998 as compared with $380,084 for the year ended May 31, 1997, representing an increase of 5.3%. This increase is attributable to an increase in investment income from marketable securities resulting from a larger investment base in these securities during the year ended May 31, 1998 as compared with the year ended May 31, 1997. The increase in average investment base for the year ended May 31, 1998 as compared with the year ended May 31, 1997 was partly offset by the reduction in interest rates applied to the average investment base since the Company shifted its investment base during the periods to include a larger representation of tax exempt securities which generally carry a lower interest yield.

INCOME TAXES

The provision for income taxes was $467,787 for the year ended May 31, 1998 as compared with $294,728 for the year ended May 31, 1997, representing a increase of 58.7%. The effective income tax rate was 32.0% for the year ending May 31, 1998 as compared to 35.1% for the year ending May 31, 1997. The decline in the effective tax rate for the year ended May 31, 1998 is principally attributable to an increase in tax exempt investment income.

NET INCOME

Net profit rose to $992,882 or $.32 per share for the year ending May 31, 1998 as compared with $546,004 or $.17 per share for the year ending May 31, 1997, representing a increase in net income of 81.8%.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital by $945,176 from $7,419,438 at May 31, 1997 to $8,364,614 at May 31, 1998, representing an increase of 12.7%. This increase is the result of cash flows from operations during the year ended May 31, 1998. The increase in working capital has been invested in marketable securities which rose from $6,686,705 at May 31, 1997 to $7,826,800 at May 31, 1998. Marketable securities at May 31, 1998 consist principally of United States Treasury bills, corporate bonds and municipal obligations. Cash flows from operations during the year ended May 31, 1998 were also used to purchase equipment and invest in software development and licensing costs, which are included on the balance sheet at May 31, 1998. The Company's future capital requirements will depend upon many factors, including the extent, timing, and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy the capital requirements for the next twelve months

The Company will continue to have working capital needs that will be affected by the progress of the Company's research and development activities and capital expenditures. However, the Company expects that its current working capital along with the cash generated from future operations will satisfy its operating cash needs for the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Financial statements for the fiscal years ended May 31, 1998 and 1997 are attached hereto at Page 12. The following financial statements, including the independent auditors reports, appear on sequential pages 12 through 22 of this Annual Report:
1. Report of independent  Auditors dated July 31, 1998
2.  Consolidated Balance Sheet at May 31, 1998 and 1997
3. Consolidated Statement of Income for the fiscal years ended May 31, 1998 and 1997
4. Consolidated  Statement of Cash Flows for the years  ended May 31,  1998 and
   1997;
5. Consolidated Statement of Stockholders' Equity for the years ended May 31, 1998 and May 31, 1997; and
6. Notes to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No dispute regarding accounting principles or any other accounting matters was present.




                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 10, 1998.

ITEM 10. EXECUTIVE COMPENSATION

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 10, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 10, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 10, 1998.


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB
(a) Index to Exhibits

    Exhibit 3.1 - Articles of Incorporation (Incorporated by reference to the Company's Form 10KSB filed by the Company on 9-13-97)
    Exhibit 3.2 - Bylaws (Incorporated by reference to the Company's Form 10KSB filed by the Company on 9-13-97)
    Exhibit 10.1 - Directors Compensation Plan (Incorporated by reference to The Company's Form 10KSB filed by the Company on 9-13-97)
    Exhibit 10.2 - Stock Option Plan (Incorporated by reference to The Company's Form 10KSB filed by the Company on 9-13-97
    Exhibit 10.3 - Amended  Agreement  for  Lease of Space  (filled  herewith)
    Exhibit 21   - Subsidiaries (filled  herewith)
    Exhibit 23   - Consent  of Independent  Auditors (filled  herewith)
    Exhibit 24   - Power  of  Attorney  (filled herewith)
    Exhibit 27   - Financial Data Schedule (filled herewith)

 (b) The Company made no filing on Form 8-K

Report of Independent Auditors


To the Board of Directors and Stockholders of Diehl Graphsoft, Inc.


We have audited the accompanying consolidated balance sheets of Diehl Graphsoft, Inc. as of May 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diehl Graphsoft, Inc. at May 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                              /s/ Ernst & Young LLP


Vienna, Virginia
July 31, 1998

                              DIEHL GRAPHSOFT INC.

                           CONSOLIDATED BALANCE SHEET

                                                        May 31,
                                                        -------
 ASSETS                                           1998            1997
 ------                                          ------           -----
 Current assets:
  Cash and equivalents                       $   376,754      $  247,359
  Marketable securities                        7,826,800       6,686,705
  Accounts receivable                            443,386         331,135
  Inventory                                       81,432         162,828
  Income taxes receivable                           -            133,370
  Other                                          257,764         167,565
                                                 -------         -------
      Total current assets                     8,986,136       7,728,962
                                               ---------       ---------
 Fixed assets:
  Equipment                                      747,599         633,329
  Furnishings and fixtures                       115,623         110,604
  Leasehold improvements                          47,688          41,038
                                                  ------          ------
                                                 910,910         784,971
  Accumulated depreciation                      (575,529)       (465,816)
                                                --------        --------
      Net fixed assets                           335,381         319,155
                                                 -------         -------
 Other assets:
  Unamortized organization expenses               27,731          32,235
  Software development and licensing costs,
    net of accumulated amortization              899,547         776,676
  Other                                            4,202            -
                                                   -----         -------
      Total other assets                         931,480         808,911
                                                 -------         -------

      Total assets                           $10,252,997      $8,857,028
                                              ==========       =========

See accompanying notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
 Current liabilities:
  Accounts payable and accrued expenses      $   555,546      $  279,926
  Income taxes payable                            62,653            -
  Deferred income taxes                            3,323          29,598
                                                   -----          ------
      Total current liabilities                  621,522         309,524
                                                 -------         -------
 Long term liabilities:
  Deferred income taxes                          334,678         278,865
                                                 -------         -------
      Total liabilities                          956,200         588,389
                                                 -------         -------
 Stockholders' equity:
  Common stock - $.01 par value;  10,000,000
    shares  authorized,  3,147,637 and
    3,140,739 share issued and outstanding at
    May 31, 1998, and 1997, respectively          31,476          31,407
  Additional paid in capital                   4,182,812       4,147,605
  Retained earnings                            5,082,509       4,089,627
                                               ---------       ---------
      Total stockholders' equity               9,296,797       8,268,639
                                               ---------       ---------

      Total liabilities and
      stockholders' equity                   $10,252,997      $8,857,028
                                              ==========       =========

See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                             For the year ended May 31,
                                             --------------------------
                                                1998             1997
                                                ----             ----
Revenues                                   $7,367,360       $6,022,714

Cost of revenues                            2,056,279        1,650,903
                                            ---------        ---------
Gross profit                                5,311,081        4,371,811
                                            ---------        ---------

Operating expenses:
  General and administrative                1,850,013        1,770,858
  Selling and marketing                     2,026,462        1,896,966
  Research and development                    374,155          243,339
                                              -------          -------
       Total operating expenses             4,250,630        3,911,163
                                            ---------        ---------

Income from operations                      1,060,451          460,648
                                            ---------          -------
 Other income and expenses:
  Interest income                             399,243          380,383
  Other                                           975             (299)
                                                  ---             ----
      Total other income and expenses         400,218          380,084
                                              -------          -------

Income before income taxes                  1,460,669          840,732

Provision for income taxes                    467,787          294,728
                                              -------          -------
Net income                                 $  992,882       $  546,004
                                           ==========       ==========

Net income per share                       $      .32       $      .17
                                            =========        =========
Weighted average number of shares
  outstanding                               3,144,326        3,164,548
                                            =========        =========

See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                For the year ended May 31,
                                                --------------------------

                                                     1998           1997
                                                     ----           ----
Operating activities:
 Net income                                     $  992,882     $  546,004
 Adjustments:
  Amortizations of bond (premiums) and discounts  (121,311)      (279,638)
  Other depreciation and amortization              850,492        648,882
  Depreciation                                     146,264        140,414
  Deferred income taxes                             29,538        (52,122)
  Other                                               (975)           299
  Change in operating assets and liabilities:
    Accounts receivable                           (112,251)         5,256
    Inventory                                       81,396        (28,115)
    Income taxes receivable/payable                196,023         (5,571)
    Other current assets                           (90,199)        (4,036)
    Other assets                                    (4,202)           -
    Accounts payable and accrued expense           310,896          5,985
                                                   -------          -----
    Net cash provided by operating activities    2,278,553        977,358
                                                 ---------        -------
Investing activities:
 Purchase of marketable securities              (5,843,839)    (5,547,142)
 Dispositions of marketable securities           4,826,456      5,359,000
 Capitalized software and licensing costs         (948,957)      (729,704)
 Purchase of fixed assets                         (215,720)      (181,306)
 Insurance proceeds from automobile disposition     33,577           -
 Sale of fixed assets                                2,100           -
 Capitalized organizational expenses                (2,775)        (6,125)
                                                    ------         ------
    Net cash used for investing activities      (2,149,158)    (1,105,277)
                                                ----------     ----------
Net change in cash and equivalents                 129,395       (127,919)

Cash and equivalents at beginning of period        247,359        375,278
                                                   -------        -------
Cash and equivalents at end of period           $  376,754     $  247,359
                                                   =======        =======
Supplemental disclosure of cash flow information:
 Issuance of common stock                       $   35,276     $     -
 Reduction in accrued expenses                     (35,276)          -
                                                   -------        -------
                                                $     -        $     -
                                                ==========     ==========

See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Additional
                         Common      Common     Paid in    Retained
                         Shares      Stock      Capital    Earnings      Total
                     -----------------------------------------------------------

Balance-May 31, 1996    3,140,739   $31,407   $4,147,605  $3,543,623  $7,722,635

Net income for year         -          -            -        546,004     546,004
                         -------    -------      -------     -------     -------

Balance-May 31, 1997    3,140,739    31,407    4,147,605   4,089,627   8,268,639

Issuance of common stock    6,898        69       35,207        -         35,276

Net income for year         -           -           -        992,882     992,882
                        ---------    ------    ---------   ---------   ---------

Balance-May 31, 1998    3,147,637   $31,476   $4,182,812  $5,082,509  $9,296,797
                        =========    ======    =========   =========   =========

See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR YEARS ENDED MAY 31, 1998 AND 1997


Note 1 Description of Company and Significant Accounting Policies

The Company is principally a computer software developer and publisher of computer aided design (CAD) and computer aided engineering (CAE) software for use on relatively inexpensive computer hardware.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant accounting policies include the following:

a. Principles of Consolidation - The financial statements consolidate the financial reporting of the Company along with its two wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

b. Cash and Cash Equivalents - Temporary investments with a maturity of less than three months when purchased are treated as cash.

c. Inventory - Inventory is recorded at the lower of cost or market. Cost is computed using the average cost method of accounting.

d. Fixed Assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed using the declining balance and straight line methods over lives of generally five to seven years.

e. Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred.

f. Revenue Recognition - Revenue is recognized at the time the software is shipped, net of allowance for future estimated returns, provided that no significant obligations remain.

g. Stock Options - Stock options are accounted for using the intrinsic value method of accounting. The pro forma effect of applying the fair value method of accounting to stock options is insignificant to net income.

h. Earnings Per Share - Earnings per share have been computed based on net income and the weighted average number of shares outstanding. A computation of the dilutive effect of potential common shares on the weighted average number of shares outstanding is as follows:

                                                1998         1997
                                                ----         ----
       Average outstanding shares            3,144,326    3,140,739
       Dilutive effect of stock options
         and warrants                            -           23,809
                                             ---------       ------
       Weighted average number of shares
         outstanding                         3,144,326    3,164,548
                                              ========    =========

Note 2 Business Concentrations

The Company derives its sales from both domestic and foreign customers. Export sales approximate 50% and 56% of total revenues for the years ended May 31, 1998 and 1997, respectively. The Company also derived 38% and 51% of sales from two major customers for the years ended May 31, 1998 and 1997, respectively.

Note 3. Investments

Marketable securities are recorded at fair value which approximates cost. Cost represents the purchase price adjusted for amortization of discounts and premiums, if any, using the interest method. These securities generally contain staggered maturities of six years or less. The Company has had no significant unrealized gains or losses on its investments during the periods presented. A summary of marketable securities which are held available for sale at May 31, 1998 and 1997 is as follows:

                                               1998             1997
                                               ----             ----

Money Market Fund                         $    5,000       $    5,000
United States Treasury Bills               1,370,024        3,177,144
Municipal Bonds                            4,325,726        3,504,561
Corporate Bonds                            2,126,050            -
                                           ---------        ---------
                                          $7,826,800       $6,686,705
                                          ==========       ==========

Note 4. Software Development and Licensing Costs

The Company develops and tests software code to produce software masters which becomes the core products sold to customers. The Company also purchases and licenses software code contractually to include with the software masters. The cost of software developed, licensed, and purchased for inclusion with the software masters is amortized using the straight line method over the products' estimated useful lives, which is typically two years. Software licensed for a periodic royalty fee, discussed in Note 8, is expensed to the period to which it pertains.

The costs to establish the technological feasibility of software products, including the designing, coding and testing activities that are necessary to establish that a software product is both feasible and can be produced, are treated as research and development costs and are expensed as incurred.

A summary of software development costs at May 31, 1998 and 1997 is as follows:

                                                  1998          1997
                                                  ----          ----
Cost incurred for product development
  and licensing                               $1,643,801     $1,928,809
Accumulated amortization                         744,254      1,152,133
                                               ---------      ---------
                                              $  899,547     $  776,676
                                               =========      =========

During the years ended May 31, 1998 and 1997, amortization expense reported in cost of sales totaled $826,086 and $645,301, respectively.

Note 5. Pension Plan

The Company maintains a 401K defined contribution pension plan which provides for all eligible employees to contribute up to 15% of qualifying wages to the plan. The Company may make discretionary contributions up to 50% of the first 6% the employee elects to contribute to the plan. For the years ended May 31, 1998 and 1997, the Company contributed $37,747 and $34,081, respectively to the plan.

Note 6. Income Taxes

Significant components of deferred tax assets and liabilities at May 31, 1998 and 1997 are as follows:

                                           1998                 1997
                                           ----                 ----
Deferred tax asset:
  Accounts payable and
    accrued expenses                     $ 91,148           $ 100,713

Deferred tax liabilities:
 Accounts receivable                      (68,453)            (91,271)
 Unamortized software                    (324,877)           (286,918)
 Other                                    (35,819)            (30,987)
                                          -------             -------

Net deferred tax liability              $(338,001)          $(308,463)
                                         ========            ========



The provision for income taxes for the years ended May 31, 1998 and 1997 consist of the following:

                                             1998              1997
                                             ----              ----
Current provision:
 Federal                                  $367,659           $302,475
 State                                      70,590             44,375
                                            ------            -------
     Total current portion                 438,249            346,850
                                           -------            -------
 Deferred provision:
  Federal                                   24,185            (42,676)
  State                                      5,353             (9,446)
                                             -----             ------
    Total deferred income taxes             29,538            (52,122)
                                            ------            -------
 Total provisions for federal and
   state income taxes                     $467,787           $294,728
                                           =======            =======

 The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows for the years ended May 31, 1998 and 1997:

                                            1998               1997
                                            ----               ----

 Expected federal income tax
   provision                                34.0%              34.0%
 State income tax net of federal
   benefit                                   4.6                4.6
 Benefit from tax-exempt securities         (6.6)              (3.5)
                                            ----               -----
                                            32.0%              35.1%
                                            =====              =====

For the years ended May 31, 1998 and 1997, the Company paid income taxes of $242,226 and $352,421, respectively.

Note 7. Stock Warrants

The Company completed a sale of common stock and warrants in February 1995. Underwriter warrants, issued with the sale, carry an exercise price of $7.00 per unit for the right to receive one share of stock and one additional warrant which provides the right to purchase one additional share of stock at $6.75 per share. All 60,000 underwriter warrants originally issued remain outstanding at May 31, 1998 and are due to expire in November, 1999.

Note 8. Stock Options

The Company maintains a stock option plan that provides for the issuance of a maximum of 300,000 shares of stock which may be issued as incentive stock options or non-qualified stock options. These options, which are non-transferable, carry a maximum life of ten years and are issuable to officers, directors, and key employees in such amounts and terms as determined by the Board of Directors within the limitations of the plan. Company options outstanding at May 31, 1998 carry exercise prices ranging from $3.87 per share to $6.44 per share with a weighted average exercise price of $4.89 per share and weighted average remaining contractual life of 4.8 years. Option activity for the years ended May 31, 1998 and 1997 is summarized as follows:

                                                   1998             1997
                                                   ----             ----

Options outstanding at beginning of year          87,000           64,000
Options issued                                    10,000           35,000
Options cancelled                                    -            (10,000)
Options exercised for issuance of stock              -            ( 2,000)
                                                  ------          -------
Options outstanding at end of year                97,000           87,000
                                                  ======           ======

As of May 31, 1998 and 1997 vested options outstanding totaled 60,600 and 54,000 respectively.

Note 9. Commitments

a. Lease Agreement - The Company leases office space in Columbia, Maryland, under an operating agreement that expires in July 2000. For the years ended May 31, 1998 and 1997, rent expense totaled $145,873 and $132,742, respectively. Future annual minimum lease payments, exclusive of allocable common area maintenance expenses chargeable under the lease, are required as follows:

                       May 31,                  Total
                       -------                  -----
                        1999                  $151,394
                        2000                   158,508
                        2001                    26,545

b. Software Licensing Agreement - The Company maintains a software licensing agreement for use of software with its principal software master which permits the Company to convert its developed software for use on a Windows based personal computer or compatible environment. The agreement requires the Company to pay an annual royalty equal to the greater of $48,000 or three percent of qualifying sales as defined in the agreement capped at the Company's option at $250,000 per year. During the year ended May 31, 1998 and 1997, royalty expenses charged to cost of revenues totaled $71,570 and $48,000 respectively.

SIGNATURES:


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, "Thereunto duly authorized.


 DIEHL GRAPHSOFT, INC. a Maryland Corporation


 Date:   August 31, 1998 BY: /s/Richard Diehl
         Richard Diehl
         President
         Chief Executive Officer
         Chairman, Board of Directors

 Date:   August 31, 1998 BY: /s/Joseph Schmelzle
         Joseph Schmelzle
         Treasurer
         Chief Financial and
         Accounting Officer
         Director

 Date:   August 31, 1998 BY: /s/ Joseph Schmelzle
         Joseph Schmelzle
         Attorney in Fact for
         Richard Hug, Director

 Date:   August 31, 1998 BY: /s/ Joseph Schmelzle
         Joseph Schmelzle
         Attorney in Fact for
         Frederic Unger, Director

                                  EXHIBIT INDEX

Exhibit 10.3 - Amendment Agreement for Lease of Space
Exhibit 21 -   Subsidiaries
Exhibit 23 -   Consent of Independent Auditors
Exhibit 24 -   Power of Attorney
Exhibit 27 -   Financial Data Schedule