Form 10QSB
period 1998-08-31
DIEHL GRAPHSOFT INC
filed 1998-10-23
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For  the quarterly period ended  August 31, 1998
                                          ---------------
                                       OR
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For  the transition period from         to
                                         -------    -------

                       Commission file number: 0-24318
                                               -------
                              DIEHL GRAPHSOFT, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                       52-1407016
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

10270 Old Columbia Road, Columbia, Maryland                      21046
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: 410-290-5114
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Check whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  x        No
                       -----          -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,147,637 shares of common stock.
---------------------------------

Transitional Small Business Disclosure Format (check one)   Yes      No  x
                                                                ---     ---

                              DIEHL GRAPHSOFT, INC.
                                   FORM 10-QSB
                                      INDEX


Number                                                                 Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:
            Balance Sheet (unaudited) as of August 31, 1998             3

            Statements of Operations (unaudited) for the three
            months ended August 31, 1998 and 1997                       5

            Statements of Cash Flows (unaudited) for the three
            months ended August 31, 1998 and 1997                       6

            Statements of Stockholders' Equity (unaudited) as
            of August 31, 1998 and 1997                                 7

            Notes to Financial Statements                               8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

PART II     OTHER INFORMATION

Item 2      Changes in Securities                                      12

Item 6      Exhibits and Reports                                       12

            SIGNATURES                                                 13

                              DIEHL GRAPHSOFT, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 1998
                                   (Unaudited)

                                     ASSETS
                                     ------
Current assets:
    Cash                                                       $   741,766
    Marketable securities                                        7,875,792
    Accounts receivable                                            277,557
    Inventory                                                      114,607
    Other current assets                                           285,894
                                                                   -------
         Total current assets                                    9,295,616
                                                                 ---------
Fixed assets:
    Equipment                                                      780,155
    Furnishings and fixtures                                       117,302
    Leasehold improvements                                          47,688
                                                                    ------
                                                                   945,145
    Accumulated depreciation                                       610,791
                                                                   -------
         Net fixed assets                                          334,354
                                                                   -------

Other assets:
    Unamortized organization expenses                               25,940
    Software development and licensing costs, net
       of accumulated amortization of $962,819                     932,732
    Other                                                            4,202
                                                                     -----
         Total other assets                                        962,874
                                                                   -------

                  Total assets                                 $10,592,844
                                                               ===========















                 See accompanying notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
    Accounts payable and accrued expenses                      $   516,875
    Income taxes payable                                           113,678
                                                                   -------
            Total current liabilities                              630,553
                                                                   -------

Long term liabilities:
    Deferred income taxes                                          345,976
                                                                   -------
         Total liabilities                                         976,529
                                                                   -------

Stockholders' equity:
    Common stock - $.01 par value; 10,000,000
       shares authorized, 3,147,637 shares
       issued and outstanding                                       31,476
    Additional paid in capital                                   4,182,812
    Retained earnings                                            5,402,027
                                                                 ---------
         Total stockholders' equity                              9,616,315
                                                                 ---------

                 Total liabilities and stockholders' equity    $10,592,844
                                                               ===========
























                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     For the three months
                                                       ended August 31,
                                                       ----------------
                                                     1998            1997
                                                     ----            ----

Revenues                                         $1,873,580       $2,026,908

Cost of revenues                                    490,931          581,345
                                                    -------          -------

Gross profit                                      1,382,649        1,445,563
                                                  ---------        ---------

Operating expenses:
    General and administrative                      433,264          440,541
    Selling & marketing                             478,799          467,190
    Research and development                        124,752           91,757
                                                    -------           ------
         Total operating expenses                 1,036,815          999,488
                                                  ---------          -------

Income from operations                              345,834          446,075

Interest income                                     107,684           89,579
                                                    -------           ------

Income before income taxes                          453,518          535,654

Provision for income taxes                          134,000          190,000
                                                    -------          -------

Net income                                       $  319,518       $  345,654
                                                 ==========       ==========

Net income per share                             $      .10       $      .11
                                                 ==========       ==========

Weighted average number of shares outstanding     3,147,637        3,141,406
                                                  =========        =========








                 See accompanying notes to financial statements

                             DIEHL GRAPHSOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         For the three months
                                                           ended August 31,
                                                           ----------------
                                                           1998          1997
                                                           ----          ----
Cash flows from operating activities:
    Net income                                         $ 319,518      $ 345,654
    Adjustments:
       Deferred income taxes                               7,975         26,540
       Amortization of bond premiums and discounts       (17,454)       (37,580)
       Other depreciation and amortization               245,671        241,624
       Changes in operating assets and liabilities:
         Accounts receivable                             165,829       (166,392)
         Inventory                                       (33,175)        51,212
         Other assets                                    (28,130)        17,349
         Accounts payable and accrued expenses           (38,671)       265,485
         Income taxes receivable/payable                  51,025        163,260
                                                          ------        -------
            Net cash provided by operating activities:   672,588        907,152
                                                         -------        -------

Cash flows from investing activities:
    Purchases of marketable securities                (2,995,538)    (1,621,699)
    Maturities of marketable securities                2,964,000      1,580,000
    Capitalized software and licensing costs            (241,803)      (260,260)
    Purchase of fixed assets                             (34,235)       (47,813)
                                                         -------        -------
            Net cash used in investing activities       (307,574)      (349,772)
                                                        --------       --------

Net increase in cash                                     365,012        557,380

Cash balance at beginning of period                      376,754        247,359
                                                         -------        -------

Cash balance at end of period                          $ 741,766      $ 804,739
                                                       =========      =========

Supplemental disclosure of cash flow information:

       Cash paid for income taxes                      $  75,000      $    -
                                                          ======        =======

       Issuance of common stock                        $    -         $  14,500
       Reduction in accrued expenses                                     14,500
                                                          -----          ------
                                                       $    -         $    -
                                                       =========      =========


                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                        STATEMENT OF STOCKHOLDER' EQUITY
                                   (Unaudited)


                                          Additional
                     Common     Common     Paid in      Retained
                     shares      stock     Capital      Earnings       Total
                     ------      -----     -------      --------       -----

Balance
   May 31, 1997    3,140,739    $31,407   $4,147,605   $4,089,627   $8,268,639

Issuance of
    Common Stock       2,000         20       14,480         -          14,500

Net Income               -         -            -         345,654      345,654
                     -------    -------      -------      -------      -------

Balance
    August 31, 1997 3,142,739   $31,427   $4,162,085   $4,435,281   $8,628,793
                    =========   =======   ==========   ==========   ==========


Balance
    May 31, 1998    3,147,637   $31,476   $4,182,812   $5,082,509   $9,296,797

Net Income             -           -           -          319,518      319,518
                    -------     -------     -------       -------      -------

Balance
    August 31, 1998 3,147,637   $31,476   $4,182,812   $5,402,027   $9,616,315
                    =========   =======   ==========   ==========    =========

















                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999.


NOTE B - RECLASSIFICATION OF EXPENSES

     Certain expenses reported in the statement of operations for the three month period ended August 31, 1997 have been reclassified to conform with the presentation of expenses reported for the three month period ended August 31, 1998.

NOTE C - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average number of shares outstanding during the periods is computed as follows:

                                             For the three months
                                               ended August 31,
                                               ----------------
                                               1998         1997
                                               ----         ----

Average outstanding shares                  3,147,637    3,141,406

Dilutive effect of stock
  options and warrants                           -           -
                                            ---------    ---------
Weighted average number of
  shares outstanding                        3,147,637    3,141,406
                                            =========    =========

                              DIEHL GRAPHSOFT, INC.
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "many," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

     Results of Operations for the three months ended August 31, 1998 as compared to the three months ended August 31, 1997.

     Revenues for the three months ended August 31, 1998 declined to $1,873,580 as compared to $2,026,908 for the three months ended August 31, 1997 representing a decrease of 8%. Upgrade sales of MiniCAD declined to $346,569 for the three months ended August 31, 1998 as compared to $491,262 for the three months ended August 31, 1997. The decrease in upgrade sales reflects the release of MiniCAD 7 in May 1997 which generated a surge in upgrade sales after its release. The Company did not issue a comparable release in the three months ended August 31, 1998. Sales of MiniCAD for Windows rose to $654,568 for the three months ended August 31, 1998 as compared to $478,970 for the three months ended August 31, 1997. This increase incorporates a decrease in sales within the United States of $76,126. Foreign sales of MiniCAD for Windows rose to $444,838 for the three months ended August 31, 1998 as compared with $193,115 for the three months ended August 31, 1997. Most major international distributors commenced distribution of MiniCAD 7 in the latter half of fiscal 1998. The decrease in sales within the United States reflects the aging of the product in its life cycle. Foreign sales of MiniCAD for the Macintosh rose to $755,591 for the three months ended August 31, 1998 as compared with $540,968 for the three months ended August 31, 1997. Most of this increase reflects increases in upgrade sales which rose $139,445 from the three months ended August 31, 1997 to the three months ended August 31, 1998. Sales of MiniCAD for the Macintosh in the United States declined substantially from $891,643 for the three months ended August 31, 1997 to $413,594 for the three months ended August 31, 1998. Included in this decrease is a decline in upgrade revenues of $293,795 from the three months ended August 31, 1997 to the three months ended August 31, 1998. The decrease in upgrade revenues reflects the timing of the release of MiniCAD 7 in May 1997 with many users upgrading shortly after the new release. The remaining decrease in sales of MiniCAD for the Macintosh in the United States reflects the aging of the product in its life cycle. The Company believes part of the decrease is also attributable to the continuing uncertainty the Company has with the Macintosh market in general.

     The cost of revenues for the three months ended August 31, 1998 declined to $490,931 as compared to $581,345 for the three months ended August 31, 1997 representing a decrease of 16%. The gross profit percentages for the three months ended August 31, 1998 and 1997 were 73.8% and 71.3% respectively. Amortization of software licensing and development included in cost of revenues rose to $ 208,619 for the three months ended August 31, 1998 as compared to $204,605 for the three months ended August 31, 1997. The decline in overall costs and increase in profit margins reflects a decrease in upgrade sales in the United States which generally bring in less revenue per unit shipped but require the same cost to deliver as new product sales. The decline also reflects a decrease in overall sales within the United States and a substantial increase in foreign sales which generally cost less to produce with foreign distributors handling reproduction of the product in their native languages at their own expense.

     General and administrative expenses declined to $433,264 for the three months ended August 31, 1998 from $440,541 for the three months ended August 31, 1997 representing an decrease of 2%. Salary expenses declined to $138,875 for the three months ended August 31, 1998 as compared with $172,762 for the three months ended August 31, 1997. There decreases reflects streamlining of costs within administrative operations which were partly offset by increases in other costs commensurate with growth in research and development operations.

     Research and development expenses increased to $124,752 for the three months ended August 31, 1998 from $91,757 for the three months ended August 31, 1997 representing and increase of 36%. This increase reflects the increased commitment by the Company to develop new engineering technology.

     Selling and marketing expenses increased to $478,799 for the three months ended August 31, 1998 from $467,190 for the three months ended August 31, 1997. representing an increase of 2%. Trade show expenses rose from the three months ended August 31, 1997 to the three months ended August 31, 1998 with an increased commitment to marketing industry specific solutions to customers. These increases were partly offset by declines in credit card expenses and expenses for sales aids during the three months ended August 31, 1998. Each of these expenses were higher in the three months ended August 31, 1997 due to the large volume of upgrade sales in that period.

     Interest income rose to $107,684 for the three months ended August 31, 1998 as compared with $89,579 for the three months ended August 31, 1997 representing an increase of 20%. This increase reflects a larger investment base and a partial shift in the investment portfolio from tax exempt municipal obligations during the three months ended August 31, 1997 to other corporate and government securities during the three months ended August 31, 1998 which generally carry higher yields than tax exempt municipal obligations.

     Net income decreased to $319,518 for the three months ended August 31, 1998 from $345,654 for the three months ended August 31, 1997 representing a decrease of 8%. This decrease is after giving effect to a provision for income taxes of $134,000 for the three months ended August 31, 1998 and $190,000 for the three months ended August 31, 1997. The effective tax rates were 29.5% and 35.5%, respectively. The decrease in effective tax rates reflects the establishment of a foreign sales corporation by the Company in March 1998, which exempts certain profits related to foreign sales, and the tax benefits from charitable donation of an earlier version of MiniCAD in September 1997 which will provide tax benefits to the Company throughout the current fiscal year.

     Liquid and Capital Resources

     The Company increased its working capital by $921,959 from $7.743,104 at August 31, 1997 to $8,665,063 at August 31, 1998. Working capital also rose from $8,364,614 at May 31, 1998 representing an increase of $300,449. The increase from August 31, 1997 to August 31, 1998 is primarily due to cash flows form operations during the period. These cash flows have been invested into equipment and software development with remaining excess flows placed temporarily in marketable securities. Company marketable securities continue to be in short to intermediate term government and corporate instruments.

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

PART II

                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  On February 28, 1995, the Company completed its initial public offering of common stock and warrants and raised net proceeds of $4,135,075 including the exercise of warrants. The effective date of the registration statement for the initial public offering was November 29, 1994. From February 28, 1995 through August 31, 1998, the net proceeds were allocated to working capital and were invested temporarily in short term U.S. Government, Corporate and municipal obligations.

Item 6.           Exhibits and Reports
                  Exhibit 27 - Financial Data Schedule

                  The Company has filed no reports on Form 8-K during the three months ended August 31. 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIEHL GRAPHSOFT, INC.


DATE: October 14, 1998                  By:/s/Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer


DATE: October 14, 1998                  By:/s/ Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer
                                        Chief Financial and Accounting Officer