Form 10-Q
period 1998-11-30
DIEHL GRAPHSOFT INC
filed 1999-01-13
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For  the quarterly period ended  November 30, 1998
                                                             OR
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For  the transition period from _______ to _______

                       Commission file number: 0-24318

                              DIEHL GRAPHSOFT, INC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Maryland                                       52-1407016
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

10270 Old Columbia Road, Columbia, Maryland                      21046
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: 410-290-5114
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,091,737 shares of common stock.

Transitional Small Business Disclosure Format (check one)   Yes ____ No __x__

                              DIEHL GRAPHSOFT, INC.
                                   FORM 10-QSB
                                      INDEX


Number                                                                 Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:
            Balance Sheet (unaudited) as of
            November 30, 1998                                           3

            Statements  of  Operations  (unaudited)  for the three
            months ended November 30, 1997 and 1998 and  (unaudited)
            for the six months ended November 30, 1997 and 1998         5

            Statements of Cash Flows (unaudited) for the six months
            ended November 30, 1997 and 1998                            6

            Statements of Stockholders' Equity (unaudited) as
            of November 30, 1997 and 1998                               7

            Notes to Financial Statements                               8

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

PART II     OTHER INFORMATION

Item 2      Changes in Securities                                      13
Item 4      Submission of Matters to a Vote of Security Holders        13

Item 6      Exhibits and Reports                                       13

            SIGNATURES                                                 14

                              DIEHL GRAPHSOFT, INC.
                                  BALANCE SHEET
                                November 30, 1998
                                   (Unaudited)

                                     ASSETS
Current assets:
    Cash                                                        $    7,664
    Marketable securities                                        7,894,225
    Accounts receivable                                            301,445
    Income taxes receivable                                        213,439
    Inventory                                                      170,642
    Other current assets                                           440,314
                                                                   -------
        Total current assets                                     9,027,729
                                                                 =========
Fixed assets:
    Equipment                                                      838,194
    Furnishings and fixtures                                       119,290
    Leasehold improvements                                          47,688
                                                                   -------
                                                                 1,005,172
    Accumulated depreciation                                       651,024
                                                                   -------
        Net fixed assets                                           354,148
                                                                   -------
Other assets:
    Unamortized organization expenses                               23,872
    Software development and licensing costs, net
       of accumulated amortization of $1,186,251                   982,500
    Other                                                            2,402
                                                                   -------
        Total other assets                                       1,008,774
                                                                 ---------
                  Total assets                                 $10,390,651
                                                               ===========














                 See accompanying notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                      $   670,660
                                                                 ---------
        Total current liabilities                                  670,660
                                                                   -------
Long term liabilities:
    Deferred income taxes                                          368,693
                                                                   -------
        Total liabilities                                        1,039,353
                                                                 ---------
Stockholders' equity:
    Common stock - $.01 par value; 10,000,000
       shares authorized, 3,091,737 shares
       issued and outstanding                                       30,917
    Additional paid in capital                                   4,025,208
    Retained earnings                                            5,295,173
                                                                 ---------
        Total stockholders' equity                               9,351,298
                                                                 ---------
                Total liabilities and stockholders' equity     $10,390,651
                                                               ===========
























                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                        For the three month period      For the six month period
                          ended November 30,                ended November 30,
                          ------------------                ------------------
                            1998          1997              1998          1997
                            ----          ----              ----          ----
Revenues                $1,187,495     $1,638,168        $3,061,075   $3,665,076

Cost of revenues           451,117        497,312           942,048    1,078,657
                           -------      ---------         ---------    ---------
Gross profit               736,378      1,140,856         2,119,027    2,586,419
                           -------      ---------         ---------    ---------
Operating expenses:
    General &
      administrative       434,986        428,231           868,250      868,772
    Selling & marketing    495,636        425,880           974,435      893,070
    Research &
      development           96,630         79,985           221,382      171,742
                         ---------        -------         ---------    ---------
         Total operating
           expenses      1,027,252        934,096         2,064,067    1,933,584
                         ---------        -------         ---------    ---------
Income (loss) from
  operations              (290,874)        206,760           54,960      652,835
                          --------         -------        ---------      -------
Other income:
    Interest income        111,020          91,328          218,704      180,907
    Gain on equipment
     disposition              -                900             -             900
                          --------         -------         --------      -------
         Total other
          income           111,020          92,228          218,704      181,807
                          --------         -------          -------      -------
Income (loss) before
  income taxes            (179,854)        298,988          273,664      834,642
Provision (credit) for
  income taxes             (73,000)         91,000           61,000      281,000
                         ----------      ---------         --------     --------
Net income (loss)      $  (106,854)     $  207,988        $ 212,664     $553,642
                        ===========      =========         ========     ========
Net income (loss) per
  share                 $     (.03)     $      .07        $     .07    $     .18
                         ==========      =========        =========    =========
Weighted average number
 of shares outstanding   3,113,270       3,143,122        3,130,454    3,142,264
                         =========       =========        =========    =========



                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         For the three months
                                                           ended November 30,
                                                           1998          1997
Cash flows from operating activities:
    Net income                                         $ 212,664     $ 553,642
    Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Deferred income taxes                              30,692        21,204
       Amortization of bond premiums and discounts       (35,887)      (80,422)
       Depreciation and amortization                     511,404       477,565
       Changes in operating assets and liabilities:
         Accounts receivable                             141,941      (259,527)
         Inventory                                       (89,210)        1,034
         Other assets                                   (180,750)      (12,944)
         Accounts payable and accrued expenses           115,114       231,506
         Income taxes receivable/payable                (276,092)      148,596
                                                        --------     ---------
            Net cash provided by operating activities:   429,876     1,080,654
                                                        --------     ---------
Cash flows from investing activities:
    Purchases of marketable securities                (2,995,538)   (2,130,753)
    Maturities of marketable securities                2,964,000     1,825,000
    Capitalized software costs                          (515,003)     (439,939)
    Purchase of fixed assets                             (94,262)     (127,553)
                                                        --------      --------
            Net cash used in investing activities       (640,803)     (873,245)
                                                        --------      --------
Cash flows from financing activities:
    Redemption of common stock                          (158,163)          -
                                                        ---------      -------
            Net used in financing activities            (158,163)          -
                                                        ---------      -------
Net change in cash                                      (369,090)      207,409

Cash balance beginning of period                         376,754       247,359
                                                         -------       -------
Cash balance end of period                             $   7,664     $ 454,768
                                                        ========      ========
Supplemental disclosure of cash flow information:

       Cash paid for income taxes                     $  306,400     $ 111,200
                                                       =========      ========
       Issuance of common stock                       $    -         $  20,745
       Reduction in accrued expenses                       -            20,745
                                                       ---------        ------

                                                      $    -         $    -
                                                       ========       ========


                 See accompanying notes to financial statements

                             DIEHL GRAPHSOFT, INC.
                        STATEMENT OF STOCKHOLDER' EQUITY
                                   (Unaudited)


                                            Additional
                       Common     Common     Paid in      Retained
                       shares      stock     Capital      Earnings       Total
Balance
   May 31, 1997       3,140,739   $31,407   $4,147,605   $4,089,627   $8,268,639

Issuance of
    Common Stock          3,148        32       20,713         -          20,745

Net Income                 -         -            -         553,642      553,642
                       --------   -------   ----------   ----------   ----------

Balance
    November 30, 1997 3,143,887   $31,439   $4,168,318   $4,643,269   $8,843,026
                      =========   =======   ==========   ==========   ==========

Balance
    May 31, 1998      3,147,637   $31,476   $4,182,812   $5,082,509   $9,296,797

Redemption of
    Common stock        (55,900)     (559)    (157,604)       -        (158,163)

Net Income                 -          -            -        212,664      212,664
                      ---------    -------    --------    ---------     --------

Balance
    November 30, 1998 3,091,737   $30,917   $4,025,208   $5,295,173   $9,351,298
                      =========   =======   ==========   ==========   ==========

















                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended November 30, 1998 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999.

NOTE B - RECLASSIFICATION OF EXPENSES

     Certain expenses reported in the statement of operations for the three and six month period ended November 30, 1997 have been reclassified to conform with the presentation of expenses reported for the three and six month period ended November 30, 1998.

NOTE C - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average number of shares outstanding during the periods is computed as follows:

                                  For the three months     For the six months
                                   ended November 30,      ended November 30,
                                   ------------------      ------------------
                                   1998         1997        1998         1997
                                   ----         ----        ----         ----

Average outstanding shares      3,113,270    3,143,122    3,130,454   3,142,264

Dilutive effect of stock
  options and warrants               -            -            -           -
                                ---------    ---------    ---------   ---------
Weighted average number of
  shares outstanding            3,113,270    3,143,122    3,130,454   3,142,264
                                =========    =========    =========   =========

                              DIEHL GRAPHSOFT, INC.
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. Included in such risks are (1) the acceptance of new product introductions, (2) quality of engineering in new software, (3) lost goodwill associated with change in product name of the Company's principal product MiniCAD to VectorWorks, (4) delays pertaining to planned introduction of new products, (5) lack of diversified product portfolio, (6) effect of competitor inroads into the Company's markets, (7) limited barriers to entry, (8) reliance on international markets and foreign currency fluctuations, (9) dependence on distributor channels, (10) fluctuations in quarterly operations associated with the age of Company products in their life cycles and the timing of orders from distributors, (11) intellectual property infringements, and (12) attraction and retention of quality employees, among others. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

     Results of Operations for the three and six months ended November 30, 1998 as compared to the three and six months ended November 30, 1997.

     Revenues for the three months ended November 30, 1998 declined to $1,187,495 as compared to $1,638,168 for the three months ended November 30, 1997 representing a decrease of 27.5%. Revenues for the six month period ended November 30, 1998 declined to $3,061,075 as compared to $3,665,076 for the six month period ended November 30, 1997 representing a decrease of 16.5%. Upgrade sales of MiniCAD declined to $145,944 for the three months ended November 30, 1998 as compared to $172,094 for the three months ended November 30, 1997. Upgrade sales of MiniCAD declined to $492,514 for the six months ended November 30, 1998 as compared to $663,356 for the six months ended November 30, 1997. The decrease in upgrade sales reflects the release of MiniCAD 7 in May 1997 which generated a surge in upgrade sales after its release. The Company did not issue a comparable release in the six months ended November 30, 1998. Sales of MiniCAD for Windows declined to $497,087 for the three months ended November 30, 1998 as compared to $545,478 for the three months ended November 30, 1997. Sales of

MiniCad for Windows rose to $1,151,656 for the six months end November 30, 1998 as compared to $1,024,447 for the six months ended November 30, 1997. Domestic sales of MiniCAD for the Macintosh declined $301,858 for the three months ended November 30, 1998 as comared with $634,472 for the three months ended November 30, 1997. Domestic sales of MiniCAD for the Macintosh declined to $715,451 for the six months ended November 30, 1998 as compared with $1,526,115 for the six months ended November 30, 1997. The softening sales of MiniCAD for Windows and the decrease in sales of MiniCAD for the Macintosh in the United States reflects the aging of the product in its life cycle. Both upgrade sales and new product sales contributed to this decline. Foreign sales compare better in the three and six month periods ended November 30, 1998 when compared with the three and six month periods ended November 30, 1997 than domestic sales do because foreign product introduction of MiniCAD 7 lagged domestic introduction by six to nine months. Hence, in international markets, the product is not as old in its life cycle. The Company believes part of the decrease in domestic Macintosh sales is also attributable to the continuing uncertainty in the commercial Macintosh market in general.
The cost of revenues for the three months ended November 30, 1998 declined to $451,117 as compared to $497,312 for the three months ended November 30, 1997 representing a decrease of 9.3%. The cost of revenues for the six months ended November 30, 1998 declined to $942,048 as compared to $1,078,657 for the six months ended November 30, 1997 representing a decrease of 12.7%. The gross profit percentages for the three months ended November 30, 1998 and 1997 were 62.0% and 69.6% respectively. The gross profit percentages for the six months ended November 30, 1998 and 1997 were 69.2% and 70.6% respectively. The decrease in gross profit percentages for the three and six months ended November 30, 1998 as compared with the three and six months ended November 30, 1997 is due to an increase in amortization of software development and licensing costs. Amortization of software licensing and development included in cost of revenues which are not directly a function of revenue rose to $ 223,432 for the three months ended November 30, 1998 as compared to $208,817 for the three months ended November 30, 1997. Amortization of software licensing and development included in costs of revenues rose to $432,050 for the six months ended November 30, 1998 as compared to $413,422 for the six months ended November 30, 1997. The increase in amortization expenses is attributable to the Company's commitment to development of new engineering technology. Salary expenses charges to cost of sales also did not decline proportionally with revenue in the three and six month periods ended November 30, 1998 as compared with the three and six months periods ended November 30, 1998 since these costs also do not directly function with revenue. These salaries included technical support to customers and documentation of product manuals and other publications.

     General and administrative expenses increased to $434,986 for the three months ended November 30, 1998 from $428,231 for the three months ended November 30, 1997 representing an increase of 1.6%. General and administrative expenses remained effectively unchanged in the six month period ended November 30, 1998 totaling $868,250 as compared with $868,772 for the six months ended November 30, 1997. Rent expense increased to $54,068 in the three months ended November 30, 1998 as compared to $36,020 for the three months ended November 30, 1997. Rent expense increased to $92,985 for the six months ended November 30, 1998 as compared to $69,807 for the six months ended November 30, 1997. This increase is attributable to an increase in the use of space and cost per square foot for the space. This increase was offset by declines in legal fees which totaled $12,629 in the three months ended November 30, 1998 as compared to $39,078 for the three months ended November 30, 1997. Legal fees totaled $15,307 for the six months ended November 30, 1998 as compared to $48,189 for the six months ended November 30, 1997. This decline reflects the cost to defend an appeal of a court order pertaining to a patent infringement claim in 1997.

     Research and development expenses increased to $96,630 for the three months ended November 30, 1998 from $79,985 for the three months ended November 30, 1997 representing and increase of 21%. Research and development expenses increased to $221,382 for the six months ended November 30, 1998 as compared to $171,742 for the six months ended November 30, 1997 representing and increase of 29%. This increase reflects the increased commitment by the Company to develop new engineering technology.

     Selling and marketing expenses increased to $495,636 for the three months ended November 30, 1998 from $425,880 for the three months ended November 30, 1997 representing an increase of 16%. Selling and marketing expenses increased to $974,435 for the six months ended November 30, 1998 as compared to $893,070 for the six months ended November 30, 1997 representing an increase of 9%. Trade show expenses rose from $31,650 for the three months ended November 30, 1997 to $70,241 for the three months ended November 30, 1998. Trade show expenses rose from $53,172 for the six months ended November 30, 1997 to $118,297 for the six months ended November 30, 1998. Salary expenses also rose from $ 67,138 for the three months November 30, 1997 to $115,141 for the three months ended November 30, 1998. Salary expenses rose from $174,236 for the six months ended November 30, 1997 to $236,650 for the six months ended November
30, 1998. This increase reflects an increased commitment to marketing industry specific solutions to customers in a more labor intensive manner than that required for publication advertising. Publication advertising expenses did decline, mostnotably in general computer publications, to offset the increases in these other costs.

     Interest income rose to $111,020 for the three months ended November 30, 1998 as compared with $91,328 for the three months ended November 30, 1997 representing an increase of 22%. Interest income rose to $218,704 for the six months ended November 30, 1998 as compared to $180,907 for the six months ended November 30, 1997 representing an increase of 21%. This increase reflects a larger investment base and a partial shift in the investment portfolio from U.S. Government obligations to corporate obligations during the three and six months ended November 30, 1998 when compared with the three and six months ended November 30, 1997. These corporate obligations generally carry slightly higher yields than U.S. Government obligations do.

     The Company reported a net loss of $106,854 for the three months ended November 30, 1998 as compared to a net profit of $207,988 for the three months ended November 30, 1997. These results are after giving effect to a credit for income taxes of $73,000 for the three months ended November 30, 1998 and a provision for income taxes of $91,000 for the three months ended November 30, 1997. The Company reported net income of $212,664 for the six months ended November 30, 1998 and $553,642 for the six months ended November 30, 1997. The effective tax rates for the three months ended November 30, 1998 and 1997 were (40.6% )and 30.5%, respectively. The effective tax rates for the six months ended November 30, 1998 and 1997 were 22.3% and 33.7% respectively. The decrease in effective tax rates reflects the establishment of a foreign sales corporation by the Company in March 1998, which exempts certain profits related to foreign sales from taxation, and the tax benefits from a charitable donation of an earlier version of MiniCAD in September 1997 which will provide tax benefits to the Company throughout the current fiscal year. The declining tax rates are also attributable to increasing investment income relative to overall pretax income in the three and six months ended November 30, 1998 as compared with the three and six months ended November 30, 1997. Certain U.S. Government and municipal interest is in whole or part exempt from taxation.

     Liquidity and Capital Resources

     The Company increased its working capital by $423,891 or 5.3% from $7,933,178 at November 30, 1997 to $8,357,069 at November 30, 1998. Working
capital remained effectively unchanged from $8,364,614 at May 31, 1998. The increase from November 30, 1997 to November 30, 1998 is primarily due to cash flows from operations during the period. These cash flows have been inpart invested in equipment and software development. The Board of Directors authorized the repurchase of a maximumn of 300,000 shares of Company common stock in September 1998. During the three months ended November 30, 1998 the Company repurchased and retired 55,900 shares at an average price of $2.83 per
share.   The  Company  continues  to  maintain  its  excess  cash  in  short to intermediate term government and corporate instruments.

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

PART II

                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  On February 28, 1995, the Company completed its initial public offering of common stock and warrants and raised net proceeds of $4,135,075 including the exercise of warrants. The effective date of the registration statement for the initial public offering was November 29, 1994. From February 28, 1995 through November 30, 1998, the net proceeds were allocated to working capital and were invested temporarily in short term U.S. Government, corporate and municipal obligations.

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting on November 10 and 24,
                  1998

                                              Against/     Absten-      Broker
                                       For    Withheld     tions      Non-votes
                  Election
                  Of Directors
                  Joseph Schmelzle 1,999,940                          1,147,697
                  Frederick Unger  Continuing in Office
                  Richard Hug      Continuing in Office
                  Richard Diehl    Continuing in Office

                  Ratification of
                  Appointment of
                  Independent
                  Auditors         1,999,940                          1,147,697


Item 6.           Exhibits and Reports
                  Exhibit 27 - Financial Data Schedule

                  The Company has filed no reports on Form 8-K during the three months ended November 30, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIEHL GRAPHSOFT, INC.


DATE: January 14, 1999                  By:/s/Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer


DATE: January 14, 1999                  /s/ Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer
                                        Chief Financial and Accounting Officer