Form 10QSB
period 1999-02-28
DIEHL GRAPHSOFT INC
filed 1999-04-14
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For  the quarterly period ended  February 28, 1999
                                                             OR
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For  the transition period from _______ to _______

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
3,089,312 shares of common stock.

Transitional Small Business Disclosure Format (check one)   Yes ____ No __x__

                              DIEHL GRAPHSOFT, INC.
                                   FORM 10-QSB
                                      INDEX


Number                                                                 Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:
            Balance Sheet (unaudited) as of
            February 28, 1999                                           3

            Statements  of  Operations  (unaudited)  for the three
            months ended February 28, 1999 and 1998 and (unaudited)
            for the nine months ended February 28, 1999 and 1998        5

            Statements of Cash Flows (unaudited) for the nine months
            ended February 28, 1999 and 1998                            6

            Statements of Stockholders' Equity (unaudited) as
            of February 28, 1999 and 1998                               8

            Notes to Financial Statements                               9

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10

PART II     OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                  13

Item 6      Exhibits and Reports                                       13

            SIGNATURES                                                 15

                              DIEHL GRAPHSOFT, INC.
                                  BALANCE SHEET
                                February 28, 1999
                                   (Unaudited)

                                     ASSETS
                                     ------
Current assets:
    Cash                                                       $ 1,196,733
    Marketable securities                                        7,206,997
    Accounts receivable                                            561,408
    Income taxes receivable                                         90,707
    Other receivable                                               128,784
    Inventory                                                      146,678
    Prepaid expenses                                               228,284
                                                                   -------
        Total current assets                                     9,559,591
                                                                 =========

Fixed assets:
    Equipment                                                      866,164
    Furnishings and fixtures                                       122,230
    Leasehold improvements                                          47,688
                                                                    ------
                                                                 1,036,082
    Accumulated depreciation                                       692,324
                                                                   -------
        Net fixed assets                                           343,758
                                                                   -------

Other assets:
    Unamortized organization expenses                               21,942
    Software development and licensing costs, net
       of accumulated amortization of $1,377,191                   987,698
    Other                                                            4,252
                                                                     -----
        Total other assets                                       1,013,892
                                                                 ---------

                  Total assets                                 $10,917,241
                                                               ===========


                 See accompanying notes to financial statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                      $   781,356
                                                                   -------

        Total current liabilities                                  781,356
                                                                   -------

Long term liabilities:
    Deferred income taxes                                          367,543
                                                                   -------

        Total liabilities                                        1,148,899
                                                                 ---------

Stockholders' equity:
    Common stock - $.01 par value; 10,000,000
       shares authorized, 3,089,312 shares
       issued and outstanding                                       30,893
    Additional paid in capital                                   4,020,100
    Retained earnings                                            5,717,349
                                                                 ---------

        Total stockholders' equity                               9,768,342
                                                                 ---------

                Total liabilities and stockholders' equity     $10,917,241
                                                               ===========
























                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                        For the three month period    For the nine month period
                           ended February 28,               ended February 28,
                           ------------------               ------------------
                           1999            1998             1999        1998
                           ----            ----             ----        ----

Sales                   $2,409,580     $1,412,494       $5,470,655   $5,077,570

Cost of sales              721,422        447,013        1,663,470    1,525,670
                           -------        -------        ---------    ---------

Gross profit             1,688,158        965,481        3,807,185    3,551,900
                         ---------        -------        ---------    ---------

Operating expenses:
    General &
      administrative       525,673        373,914        1,393,923    1,242,686
    Selling & marketing    566,197        632,700        1,540,632    1,525,770
    Research &
      development          145,703         73,570          367,085      245,312
                           -------         ------          -------      -------

         Total operating
           expenses      1,237,573      1,080,184        3,301,640    3,013,768
                         ---------      ---------        ---------    ---------

Income (loss) from
  operations               450,585       (114,703)         505,545      538,132
                           -------       --------          -------      -------

Other income and expenses
    Interest income        114,044         82,454          332,748      263,361
    Gain on sale of bond    12,670           -              12,670         -
    Gain (loss) on
     disposition of
     equipment                (123)        (2,526)            (123)      (1,626)
                              ----         ------             ----       ------
         Total other
          income           126,591         79,928          345,295      261,735
                           -------         ------          -------      -------

Income (loss) before
  income taxes             577,176        (34,775)         850,840      799,867

Provision (credit) for
  income taxes             155,000        (24,000)         216,000      257,000
                           -------        -------          -------      -------

Net income (loss)      $   422,176     $  (10,775)      $  634,840   $  542,867
                       ===========     ==========       ==========   ==========

Net income (loss) per
  share                $       .14     $     (.00)      $      .20   $      .17
                       ===========     ==========       ==========   ==========

Weighted average number
 of shares outstanding   3,092,179      3,145,137        3,117,695    3,143,222
                         ---------      ---------        ---------    ---------


                 See accompanying notes to financial statements
                                        5

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         For the nine months
                                                          ended February 28,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----
Cash flows from operating activities:
    Net income                                         $ 634,840     $ 542,867
    Adjustments to reconcile net income to net
    Cash provided by operating activities:
       Gain on sale of bond                              (12,670)          -
       Loss on disposition of equipment                      123         1,626
       Amortization of bond premiums and
       discounts                                         (55,390)     (104,311)
       Deferred income taxes                              29,543        42,463
       Depreciation and other amortization               999,663       716,542
       Changes in operating assets and liabilities:
         Accounts receivable                            (118,022)      (89,464)
         Inventory                                       (65,246)       67,445
         Other current assets                            (99,304)       (8,405)
         Other assets                                        (50)       (4,000)
         Accounts payable and accrued expenses           233,310       247,685
         Income taxes receivable/payable                (153,360)       57,311
                                                        --------        ------
         Net cash provided by operating activities:    1,393,437     1,469,759
                                                       ---------     ---------

Cash flows from investing activities:
    Purchases of marketable securities                (2,995,538)   (3,793,873)
    Sale and maturities of marketable securities       3,683,400     3,488,000
    Capitalized software and licensing costs            (964,638)     (746,374)
    Insurance proceeds from automobile desposition          -           33,577
    Purchase of fixed assets                            (125,887)     (152,186)
    Organizational expenses                                 -           (2,775)
                                                          ------        ------
         Net cash used in investing activities          (402,663)   (1,173,631)
                                                        --------    ----------

Cash flows from financing activities:
    Redemption of common stock                          (170,795)         -
                                                        --------      --------
         Net cash used in financing activities          (170,795)         -
                                                        --------      --------

Net increase in cash                                     819,979       296,128

Cash balance beginning of period                         376,754       247,359
                                                         -------       -------

Cash balance end of period                            $1,196,733     $ 543,487
                                                      ==========     =========





                 See accompanying notes to financial statements

                                                          For the nine months
                                                           ended February 28,
                                                           ------------------
                                                          1999           1998
                                                          ----           ----
Supplemental disclosure of cash flow information:

    Cash paid for income taxes                        $  339,817      $ 157,226
                                                      ==========      =========

    Issuance of common stock                          $    7,500      $  35,277
    Reduction in accrued expenses                         (7,500)        35,277
                                                          ------         ------
                                                      $     -         $    -
                                                      ==========      =========


































                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                        STATEMENT OF STOCKHOLDER' EQUITY
                                   (Unaudited)


                                           Additional
                       Common     Common     Paid in      Retained
                       shares      stock     Capital      Earnings       Total
                       ------      -----     -------      --------       -----
Balance
   May 31, 1997     3,140,739    $31,407   $4,147,605   $4,089,627   $8,268,639

Issuance of
    Common Stock        6,898         69       35,208         -          35,277

Net Income               -          -            -         542,867      542,867
                      -------    -------      -------      -------      -------

Balance
    February 28,
       1998          3,147,637   $31,476   $4,182,813   $4,632,494   $8,846,783
       ====          =========   =======   ==========   ==========   ==========

Balance
    May 31, 1998     3,147,637   $31,476   $4,182,812   $5,082,509   $9,296,797

Issuance of
     Common Stock        1,875        19        7,481         -           7,500
Redemption of
    Common Stock       (60,200)     (602)    (170,193)        -        (170,795)

Net Income                -          -           -         634,840      634,840
                       -------    -------      -------     -------      -------

Balance
    February 28,
      1999           3,089,312   $30,893   $4,020,100   $5,717,349   $9,768,342
      ====           =========   =======   ==========   ==========   ==========













                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended February 28, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 1999.

NOTE B - RECLASSIFICATION OF EXPENSES

     Certain expenses reported in the statement of operations for the three and nine month period ended February 28, 1998 have been reclassified to conform with the presentation of expenses reported for the three and nine month period ended February 28, 1999.

NOTE C - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average number of shares outstanding during the periods is computed as follows:

                                  For the three months     For the nine months
                                   ended February 28,      ended February 28,
                                   ------------------      ------------------
                                   1999         1998        1999         1998
                                   ----         ----        ----         ----

Average outstanding shares      3,092,179    3,145,137    3,117,695   3,143,222

Dilutive effect of stock
  options and warrants               -            -            -           -
Weighted average number of      ---------    ---------    ---------   ---------
  shares outstanding            3,092,179    3,145,137    3,117,695   3,143,222
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

Results of Operations for the three and nine months ended February 28, 1999 as compared to the three and nine months ended February 28, 1998.

     Revenues for the three months ended February 28, 1999 were $2,409,580 as compared to $1,412,494 for the three months ended February 28, 1998 representing an increase of 70.6%. Revenues for the nine months ended February 28, 1999 were $5,470,655 as compared to $5,077,570 for the nine months ended February 28, 1998 representing an increase of 7.7%. The following table sets forth the changes in the selective components of revenue for the three and nine month periods ended February 28, 1999 as compared with the three and nine month periods ended February 28, 1998. References to Vectorworks reflect the name change and upgrade from MiniCAD associated with the new product introduction of Vectorworks on approximately January 1, 1999.

                  For the three month period      For the nine month  period
                      ended February 28,               ended February 28,
                      ------------------               ------------------
                        1999        1998                1999          1998
                        ----        ----                ----          ----

Vectorworks for
   Windows
    (New product)     $660,164     $448,006         $1,628,128      $1,333,156

Vectorworks for
  Windows (Upgrades)   166,926       79,950            350,618        219,246

Vectorworks for
  the Macintosh
 (New product)         910,252      630,845          2,407,867      2,548,677

Vectorworks for
  the Macintosh
  (Upgrades)           263,854      220,257            572,676        744,317

     Growth was in all areas in the three month ended February 28, 1998 as compared to the three months ended February 28, 1998. This growth is attributable to the introduction of Vectorworks in the first half of the third quarter. The growth in new product Macintosh sales during the three months ended February 28, 1999 as compared to the three months ended February 28, 1998 suggests this market may be stabilizing for the Company with Apple Computer stabilizing its market position in the hardware industry. The Company also posted revenues of $319,472 during the three months ended February 28, 1999 from the successful introduction of Renderworks, a supplemental product for Vectorworks.

The cost of revenues for the three months ended February 28, 1999 was $721,422 as compared to $447,013 for the three months ended February 28, 1998 representing an increase of 61.4%. The cost of revenues for the nine months ended February 28, 1999 was $1,663,470 as compared to $1,525,670 for the nine months ended February 28, 1998 representing an increase of 9.0%. The gross profit percentages for the three months ended February 28, 1999 and 1998 were 70.0% and 68.4% respectively. The gross profit percentages for the nine months ended February 28, 1999 and 1998 were 69.6% and 70.0% respectively. The slight improvement in gross profit percentage during the three months ended February 28, 1999 as compared to the three months ended February 28, 1998 is due to the spreading of fixed cost components of cost of revenues over a larger revenue base. This is after giving effect to the increase in upgrade revenues during the three months ended February 28, 1999 as compared with the three months ended February 28, 1998. Upgrade versions are sold substantially below the price of a new version and are as costly to produce as a new product itself.

      General and Administrative expenses rose to $525,673 for the three months ended February 28, 1999 as compared to $373,914 for the three months ended February 28, 1998 representing and increase of 40.6%. General and administrative expenses rose to $1,393,923 for the nine months ended February 28, 1999 as compared to $1,242,686 for the nine months ended February 28, 1998, representing an increase of 12.1%. Cost rose in many categories during the three months ended February 28, 1999 as compared with the three months ended February 28, 1998. Traveling expenses increased by $16,314 due principally to reimbursements to contractor during the quarter. Rent expense increased $21,537 due principally to increased cost per square foot of leased space. Payroll and related benefits represent the majority of the remaining increase. These costs reflect in part the issuance of bonuses during the three months ended February 28, 1999 and the overall increase in costs of servicing other departments. These same increases in rent and payroll and related benefits contributed principally to the increase in expenses for the nine months ended February 28, 1999 as compared to the nine months ended February 28, 1998.

     Selling and marketing expenses declined to $566,197 for the three months ended February 28, 1999 as compared to $632,700 for the three months ended

February 28, 1998 representing a decrease of 10.5%. Selling and marketing expenses rose to $1,540,632 for the nine months ended February 28, 1999 as compared to $1,525,770 for the nine months ended February 28, 1998 representing an increase of 1.0%. Advertising expenses declined to $228,196 for the three months ended February 28, 1999 as compared to $313,692 for the three months ended February 28, 1998. Advertising expenses declined to 675,384 for the nine months ended February 28, 1999 as compared to $822,081 for the for the nine months ended February 28, 1998. This decrease reflects the continuing reduction in advertising in general purpose computer publications which were not returning the desired investment. These decreases were partly offset by increases in payroll costs and contract fees, most notably in product development which represents a restructuring of the marketing division with focus on a core outlook to new product features.

     Research and development expenses rose to $145,703 for the three months ended February 28, 1999 as compared to $73,570 for the three months ended February 28, 1998 representing an increase of 98.0% . Research and development expenses rose to $367,085 for the nine months ended February 28, 1999 as compared to $245,312 for the nine months ended February 28, 1998 representing an increase of 49.6%. This increase reflects the increased commitment by the Company to hiring new engineers for product research and development.

     Interest income rose to $114,044 for the three months ended February 28, 1999 as compared to $82,454 for the three months ended February 28, 1998 representing an increase of 38.3%. Interest income rose to $332,748 for the nine months ended February 28, 1999 as compared to $263,361 for nine months ended February 28, 1998 representing an increase of 26.3%. This increase reflects a shift away from municipal obligations to corporate obligations which generally carry a higher yield than tax exempt municipals.

     Net income of $422,176 was reported for the three months ended February 28, 1999 as compared to a net loss of $10,775 for the three months ended February 28, 1998. Net income increased by $91,973 to $634,840 for the nine months ended February 28, 1999 as compared to $542,867 for the nine months ended February 28, 1998. The net income for the three months ended February 28, 1999 is after giving effect to a provision for income taxes of $155,000. The net loss for the three months ended February 28, 1998 is after giving effect to a credit for income taxes of $24,000. The increase in net income for the nine months ended February 28, 1999 as compared to the nine months ended February 28, 1998 is after giving effect to a provision for income taxes of $216,000 and $257,000 respectively. The effective tax rate for the three months ended February 28, 1999 was 26.9%. The effective tax credit rate for the three months ended February 28, 1998 was 69.0%. The effective tax rates for the nine months ended February 28, 1999 and 1998 were 24.4% and 32.1% respectively. The large tax credit rate of 69% for the three months ended February 28, 1998 principally reflects the tax benefit of tax exempt municipal interest during the quarter. The decrease in effective tax rate for the nine months ended February 28, 1999 as compared to the nine months ended February 28, 1998 reflects the tax benefits from tax exempt profits associated with the formation of a foreign sales corporation in March 1998 and a charitable donation of an older version of Company product which will provide tax benefits to the Company through the fiscal year.

     Liquidity and Capital Resources

     The company increased its working capital by $873,940 or 11.1% from $7,904,295 at February 28, 1999 to $8,778,235 at February 28, 1999. Working
capital increased by $413,621 or 4.9% from $8,364,614 at May 31, 1998. The increase in working capital is primarily due to cash flows from operations during the period. These cash flows have in part been invested into equipment and software development and in part used to repurchase Company stock. During the nine months ended February 28, 1999, the Company repurchased 60,200 shares at an average price of $2.84 per share. The Company continues to maintain its excess cash in short to intermediate term government and corporate obligations.

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

PART II

                                OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds

                  On February 28, 1995, the Company completed its initial public offering of common stock and warrants and raised net proceeds of $4,135,075 including the exercise of warrants. The effective date of the registration statement for the initial public offering was November 29, 1994. From February 28, 1995 through February 28, 1999, the net proceeds were allocated to working capital and were invested temporarily in short term U.S. Government, corporate and municipal obligations.

Item 6.           Exhibits and Reports

                  Exhibit 27 - Financial Data Schedule

                  The Company has filed no reports on Form 8-K during the three months ended February 28, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIEHL GRAPHSOFT, INC.


DATE: April 12, 1999                  By:/s/Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer


DATE: April 12, 1999                  /s/ Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer
                                        Chief Financial and Accounting Officer