Form 10KSB
period 1999-05-31
DIEHL GRAPHSOFT INC
filed 1999-08-27
CIK 819005

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON. D.C. 20549
                                   FORM 10KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 1999
                         Commission File Number: 0-24318

                              DIEHL GRAPHSOFT, INC
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

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's revenues for its most recent fiscal year. $7,980,151

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of August 4, 1999, $4,389,948.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 4, 1999, 3,055,612 shares of the sole class of common stock.

Transitional Small Business Disclosure Format (check one)  Yes    No  X

                                TABLE OF CONTENTS


ITEM

Item 1 Description of Business. . . . . . . . . . . . . . . . . . . . . . 1

Item 2 Description of Property. . . . . . . . . . . . . . . . . . . . . . 7

Item 3 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 4 Submission of Matters to a Vote of Security Holders. . . . . . . . 7

Item 5 Market for Common Equity and Related Stockholder Matters. . . . . .7

Item 5a Certain cautionary information. . . . . . . . . . . . . . . . . . 8

Item 6 Management's Discussion and Analysis
       of financial condition and results of operations. . . . . . . . . 12

Item 7 Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 15

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . 15

Item 9 Directors, Executive Officers, Promoters and Control Persons. . . 16

Item 10 Executive Compensation. . . . . . . . . . . . . . . . . . . . . .16

Item 11 Security Ownership of Certain Beneficial Owners
        and Management. . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 12 Certain Relationships and Related Transactions. . . . . . . . . .16

Item 13 Exhibits and Reports on Form 10KSB. . . . . . . . . . . . . . . .16

Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . 17-27

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28



                       Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed under Regulation 14A for the annual meeting to be held November 9, 1999 are incorporated by reference into Part III hereof.

                                     PART I

FORWARD-LOOKING INFORMATION

The forward-looking statements included in this report, which reflect management's best judgment based on factors currently known, involve risks and uncertainties. Actual results could differ materially from those anticipated in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 1. DESCRIPTION OF BUSINESS

 Diehl Graphsoft, Inc. ("Company") was founded in June, 1985. The Company's strategy is to develop a new and original approach to computer aided design
 (CAD) software to enable sophisticated design, architectural, and engineering projects to be successfully undertaken on relatively inexpensive computer hardware, thereby expanding the market for CAD software and decreasing costs of such work in the industry. The Company's strategy also includes offering integrated industry-specific software tools based on the Company's CAD technology to service the needs of design, engineering, and architectural professionals in a cost effective manner.

 The business of the Company is more technically described as the design, development, manufacture and marketing of interactive graphics and CAD software. As part of that business, Diehl Graphsoft periodically publishes a newsletter as a service to its users and as a sales tool for additional products and upgrades. The Company also creates manuals for its software users, which are included as part of the software products, and has taken on other projects related to computer graphics and software development. The Company also offers a variety of electronic information services at its website (www.diehlgraphsoft.com) as a service to its customers and as a sales/marketing vehicle.

 The Company has developed a related series of CAD software packages for the Apple Macintosh and for IBM compatible computers using the Microsoft Windows operating system. However the Company has focused its software development on its flagship program, a 2-dimensional and 3dimensional CAD program, formerly called MiniCAD. The MiniCAD product name was formally changed to MiniCAD VectorWorks in fiscal 1999 to more closely reflect the functionality of the program and its competitive position in the computer aided design market. VectorWorks offers broad capabilities, including a database spreadsheet function, report generation, and customizable programmability. In fiscal 1999, the Company licensed and began marketing RenderWorks, a photo realistic rendering supplemental program for VectorWorks. In fiscal 1998, the Company also developed and marketed Revision Master, a document management software program for the Windows operating system. Before the end of the fiscal year, the Company opted to discontinue marketing of that software to more closely focus on it's core business of CAD software development.

DISTRIBUTION

Distribution of the Company's present software products is accomplished by three methods (percentage of sales from each for the fiscal year ending May 31, 1999 is shown in parentheses): 1) through distributors (79% with 38 distributors, both foreign and domestic); 2) direct sales between the Company and the end user (20%); 3) through dealers (1%). In comparison, for the fiscal year ending May 31, 1998, distribution was as follows: 1) through distributors (76% with 34 distributors, both foreign and domestic); 2) direct sales between the Company and the end user (15%); 3) through dealers (9%). In the fiscal years ending May 31, 1999 and 1998, sales to two distributors accounted for approximately 36% and 38% of sales, respectively. The loss of one or both of these distributors could have a material adverse effect on the Company.


PRODUCT DESCRIPTION

Present Products

 The Company sells its products into the computer-aided design and drafting market for the Macintosh and Windows operating systems. To more appropriately reflect the scope and influence of its flagship product, MiniCAD, the Company changed the product name to MiniCAD VectorWorks (VectorWorks) effective January 6, 1999. Market response to the name change has been universally positive. Additionally, the Company has opted to discontinue sales of Revision Master, a document management product for the Macintosh; Blueprint, a low-end drafting product; and Azimuth, a mapping product, in favor of development of new, vertical market products. VectorWorks provided roughly 89% of the Company's revenues for fiscal 1999.

The Company has established itself globally as a medium-cost supplier of Macintosh and Windows software, and competes for market share with the industry leaders, such as AutoDesk and Bentley Systems. A nationwide survey in Japan conducted by a major monthly architecture publication, Kenchiku-Chishiki, found VectorWorks to be the best selling CAD software in Japan, beating AutoDesk's AutoCAD.

 While still under the MiniCAD name, VectorWorks won the Macintosh industry's two most prestigious awards, the MacWorld World Class Award for CAD (in 1996, 1994, 1989), and the MacUser Editor's Choice Award for CAD (Winner, 1990; Finalist, 1992). These awards are based upon the merits of the products as compared with other competing products and are the most desired awards in the Company's industry. Management believes these awards have a positive effect on sales of the product. MiniCAD was also named "Best Overall Architectural CADD Software" as winner of the 1997 International 3D Designer's CAD Shootout. The Shootout is an annual, head-to-head competition across 22 functional categories among the leading developers in the CAD industry. On its way to winning the overall competition, MiniCAD placed first, second or third in 18 of the 22 categories, including first place in the "Most Cost Effective" category.

 MiniCAD has also won the 1995 MacLife Grand Prix Award for Best CAD program in Japan, and the 1994 Oscar di Applicando Award for best CAD package in Italy. In 1996, MiniCAD for Windows received its first award: it was named by Computer Graphics World as one of 1996's "Most Innovative Products." There can be no assurance that the Company's products will continue to achieve this level of industry acceptance in the future.

 The Company also markets a photo-realistic rendering product, RenderWorks. Established as a powerful presentation tool designed to operate in conjunction with VectorWorks as a supplemental program to VectorWorks or "plug-in" device, RenderWorks accounted for roughly 8% of the Company's sales in fiscal 1999. As the Company's first ever plug-in, RenderWorks has exceeded initial expectations by generating over $600,000 in sales during its first five months on the market. RenderWorks exemplifies the Company's commitment to its strategies of product diversification and reinforcement of its standing in both the Windows and Macintosh markets.

Core Technology

 The Company maintains a core technology of over 1,000,000 lines of computer code, the actual program which creates the images seen on the computer screen. This core technology is used to build VectorWorks and is available for use in additional products the Company may choose to create. The code represents the accumulated result of research and development expenditures made by the Company since inception. The core technology can be roughly divided into 2-dimensional drafting, 3-dimensional drafting, database and report generation, and programmability. These aspects, taken as a whole, form the technological basis for the Company's business.

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

This technology also includes a spreadsheet-like report generation capability, which works in a similar way to stand-alone spreadsheets. This spreadsheet allows direct display of information in the drawing, including sizes, perimeters, areas, and database records.

Programming Technology

 As part of the Company's main product, VectorWorks, the Company includes a proprietary macroprogramming capability, VectorScript, which allows users to extend or customize the program and create custom solutions to their design challenges. VectorScript contains an extensive application program interface (A.P.I.) which contains the routines necessary for direct manipulation of the drawing and database by the programmer. With this capability, users can extend the functions of the program to automate specific tasks in their work or create custom objects.

 The Company has encouraged commercial third-party software developers to use VectorScript to create new, add-on products which work with the Company's products to facilitate their use in special niche markets by establishing the VectorWorks Developer's Network (VWDN). Under this agenda, approved commercial third-party developers received free copies of VectorWorks upon joining the network. More than 100 developers participated in the VWDN in fiscal 1999. Company officials expect that number to increase steadily.

Manuals and Tutorial

 The Company maintains the capability to produce manuals and training materials in-house. Because of the complexity of the Company's software, these manuals are an important part of the product to the customer. VectorWorks currently has four separate manuals, one for the programming language, two which are technical references for the users to explain specific features (the User manual and the Reference manual), and the Toolkit manual to explain the industry-specific features contained in VectorWorks. A tutorial to assist new users in learning each product is included on the product disk. The manuals are produced in FrameMaker, for both Macintosh and Windows, and are printed and bound by outside vendors. Additionally, the Company markets training videotapes and compact disks under the MacAcademy product name, through a partnership with Florida Marketing International.

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

Quality Assurance and Testing

 Systematic testing and field-testing are the methods used by developers to ensure a quality product free of defects, bugs, and unfriendly features.
 Systematic testing is performed at the Company by two quality assurance specialists, who employ a test suite developed specifically for the Company's products. Results of these tests are posted, placed in a database for resolution, and reviewed at regularly scheduled engineering meetings.

 Field-testing consists of sending early versions of the Company's products free of charge to users who have agreed to test under certain conditions. The users are interviewed to determine if changes are necessary before marketing, and are required to return data sheets on their findings.

Competition

There are presently several full featured CAD systems and enterprise document management systems on the market for the Apple Macintosh computer, Microsoft Windows, and other operating systems which may present competition for the Company. In addition, there are numerous companies which have products aimed at specific segments of these markets. The Company has pursued a strategy of aggressively marketing high quality, easy-to-use CAD programs through mass market channels to keep costs, and hence product price, low. However, many of these companies have greater capital resources, larger staffs, and more sophisticated facilities than the Company. Other companies may produce products which are more effective than any developed by the Company and may be more successful than the Company in their production and marketing of such products. There can be no assurance that other companies will not enter the markets developed by the Company.

Research and Future Products

Future products and product improvements are developed by the employees of the Company, purchased from outside the Company, or licensed from other developers. Product improvements are required on a continuing basis to prevent the Company's products from becoming obsolete, resulting in deterioration of sales. While the Company believes that its products are of a high quality, there can be no assurance that the Company will be able to maintain its present market position. The Company bears all of its own research and development expenses.

Future Industry Specific Systems

The Company intends to continue developing industry specific, vertical market features for inclusion in VectorWorks. The Company maintains a separate team of professionals to develop these modules on an ongoing basis. However, there can be no assurances that the Company will be successful with this strategy.

SALES AND MARKETING

 The Company sells its own products and products of other companies. The Company markets software though a combination of direct sales generated from reviews and advertising in trade publications, retail outlets, and bulk distributors. Most of the Company's products are sold wholesale to distributors, who in turn market the product through retail and mail-order channels. The Company's staff participates in professional seminars and conferences, user group presentations, and trade shows, and assists in sales.

EMPLOYEES
 The Company employs 3 executives, 20 programmers, 4 quality assurance personnel, 7 content developers, 7 technical support personnel, 9 marketing personnel,  3 graphic  design  personnel,  3 accounting  personnel,  3 shipping clerks, 3 customer service personnel, 4 quality assurance personnel, 2 technical publication associates, 1 network administrator, and 2 executive assistants. The Company employs a total of 71 persons, 70 of them full-time.


 LICENSING AND AGREEMENTS

 The Company maintains a licensing agreement with Altura Software allowing the Company to convert its developed software for use in a Windows-based personal computer or compatible environment. The Company also maintains a licensing agreement with LightWork Design Ltd. relating to technology included in the RenderWorks plug-in for VectorWorks.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 14,269 square feet of office space and 4,000 square feet of manufacturing space for a total of 18,269 square feet of space at 10270 Old Columbia Road, Suite 100, Columbia, Maryland 21046-1751 from an unrelated party at a monthly rent, excluding allocable operating expenses chargeable under the lease, of $15,180.00 through July 31, 2000. The Company believes these facilities are adequate to meet its needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is not presently engaged in any material litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company is a public company quoted on the NASDAQ SmallCap market (NASDAQ stock symbol; DIEG), with corporate headquarters located in Columbia, MD.

The following table sets forth the range of high and low bid information for the Company's common stock for the periods indicated as quoted in the NASDAQ SmallCap market. These over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions.

Fiscal Years Ending        May 31, 1999                 May 31, 1998
                           ------------                 ------------
                       High Bid      Low Bid       High Bid       Low Bid
First Quarter          $ 4.38         $ 2.25        $ 5.63        $ 3.00
Second Quarter           3.13           2.50          4.63          3.00
Third Quarter            3.69           2.69          5             3.00
Fourth Quarter           4.06           2.88          4.50          3.63



The Company currently has 3,055,612 shares of stock outstanding. As of August 4, 1999, the closing bid and ask prices for the Company's common stock were 4.375 and 4.50, respectively.

HOLDERS

The Company has approximately 70 record holders of its common stock. Based on information from its transfer agent, the Company estimates that it has over 300 beneficial owners of 100 shares or more of its common stock.

DIVIDEND POLICY

The Company has never declared or paid cash dividends on its common stock, and may elect to retain its net income in the future to increase its capital base. The Company does not currently anticipate paying cash dividends on its common stock in the foreseeable future.

ITEM 5A. CERTAIN CAUTIONARY INFORMATION

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Annual Report on Form 10-KSB) and oral statements made on it's behalf by employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "believes" "may," "expects," "anticipates," estimates" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. Included in such risks are the items discussed below and risks elsewhere in this report and other reports and statements of the Company.

COMPETITION

The software industry has limited barriers to entry, and the availability of desktop computers with continually expanding capabilities at progressively lower prices contributes to the ease of market entry. Because of these and other factors, competitive conditions in the industry are likely to intensify in the future. Increased competition could result in price reductions, reduced revenues and profit margins, and loss of market share, all of which could adversely affect the Company's business, consolidated results of operations, and financial condition.

The  Company's   products  compete  directly  with  software  offered  by  other competitors. Certain of these competitors have greater financial, technical, sales and marketing, and other resources than the Company.

The Company believes that the principal factors affecting competition in its markets are price, product reliability, performance, range of useful features continuing product enhancements, reputation and training. In addition, the availability of third-party application software is a competitive factor within the market. The Company believes that it competes favorably in these areas and that it's competitive position will depend, in part, upon it's continued ability to enhance existing products, and to develop and market new products.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

The Company has experienced fluctuations in operating results in interim periods. Company sales are, in part, a functions of the age of the products in their life cycle. Early stages of a cycle typically bring in a surge in upgrade sales. Upgrade sales are sales to existing customers upgrading to the newest version of the product. New customer sale are also typically higher in the early stages of the cycle. As the product ages in its life cycle, both upgrade sales and new customer sales tend to decline. The technology industry is particularly susceptible to fluctuations operating results within a quarter. The Company experienced this volatility in fiscal year 1999 with the release of VectorWorks in January 1999.

The  timing of  distributor  orders  can also  impact  the  Company's  operating performance. Foreign distributors in particular may order in irregular frequencies and for irregular amounts. The timing of these orders can significally effect the Company's quarterly results. Additionally, the Company's operating expenses are based in part on its expectations for future revenues and are relatively fixed in the short term. Accordingly, any revenue shortfall below expectations could have an immediate and significant adverse effect on the Company's consolidated results of operations and financial conditions.

Similarly, shortfalls in the Company's revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the company's stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to performance.

PRODUCT CONCENTRATION

The company's derives a substantial portion of its revenues from new customer and upgrade sales of VectorWorks. As such, any factor adversely affecting sales of VectorWorks, including such factors as product life cycle, market acceptance, product performance and reliability, reputation, price competition, and the availability of third-party applications, could have a material adverse effect on the Company's business and consolidated results of operations.

PRODUCT DEVELOPMENT AND INTRODUCTION

The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. The software products offered by the Company are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. There can be no assurance that defects or errors will occur in future releases of VectorWorks or other software products offered by the Company. Such defects or errors could result in corrective releases to the Company's software products, damage to the Company's reputation, loss of revenues an increase in product returns, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

The Company believes that its future results will depend largely upon its ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancement, reputation and training. Delays or difficulties may result in the delay or cancellation of planed development projects, and could have a material and adverse effect on the Company's business and consolidated results of operations. Further, increased competition in the market for Company products could also have a negative impact on the business and consolidated results of operations.

Certain of the Company's historical product development activities have been performed by independent firms and contractors, while other technologies are licensed from third parties. The Company generally either owns or licenses the software developed by third parties. Because talented development personnel are in high demand, there can be no assurance that independent developers, including those who have developed products for the Company in the past, will be able to provide development support to the Company in the future. Similarly, the can be no assurance that the Company will be able to obtain and renew license agreements on favorable terms, if at all, and any failure to do so could have material adverse effect on the Company's business and consolidated results of operations.

INTERNATIONAL OPERATIONS

The Company anticipates that international operations will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international operations include the following: unexpected changes in regulatory practices and tariffs; difficulties with distributors; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where the Company does business. The Company's international results may also be impacted by general economic and political conditions in these foreign markets. There can be no assurance that these and other factors will not have a material adverse effect on the Company's future international operations and, consequently on the Company's business and consolidated results of operations.

DEPENDENCE ON DISTRIBUTOR CHANNELS

The Company sells its software products primarily to distributors. Company products are often packaged with other distributor in certain international markets. Many of these distributors are not highly capitalized and may experience difficulty during economic downturns. The Company derived 23% and 20% of its total revenue from sales through its Japanese distributor during the years ended May 31, 1999 and 1998, respectively. The Company also derived 13% and 18% of its total revenues from its principal United States distributor during the years ended May 31, 1999 and 1998, respectively. Terms of agreements with these and other distributors are subject to change on reasonably short notice. The loss of, or a significant reduction in, business with anyone of the Company's major distributors could have a material adverse effect on the Company's business and consolidated results of operations in future periods.

INTELLECTUAL PROPERTY

The Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions to protect its proprietary rights. Despite such efforts to protect the Company's proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's software products is time-consuming and costly. Although the Company is unable to measure the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that its competitors will not independently develop similar technology. The Company expects that software product developers will be increasingly subject to infringement claims as the number of products and competitors in its industry segments grows and functionality of products in different industry segments overlaps. There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against the Company or that any such assertions will not have material adverse effect on its business. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation and diversion of resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. In addition, such royalty or license agreements, if required, may not be available on acceptable terms, if at all, which could have a material adverse effect on the Company's business and consolidated results of operations.

The Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in its products to perform key functions. There can be no assurance that these third-party software licenses will continue to be available on commercially reasonable terms, or that the software will be appropriately supported, maintained, or enhanced by the licensors. The loss of licenses to, inability to support, maintain, and enhance any such software, could result in increased costs, or in delays or reductions in product shipments until equivalent software could be developed, identified, licensed, and integrated, which could have a material adverse effect on the Company's business and consolidated results of operations.

ATTACTION AND RETENTION OF EMPLOYEES

The continued growth and success of the Company depends significantly on the continued service of highly skilled employees. Competition for these employees in today's marketplace, especially in the technology industries, is intense. The Company's ability to attract and retain employees is dependent on a number of factors including its continued ability to grant stock incentive awards. There can be no assurance that the Company will be successful in continuing to recruit new personnel and to retain existing personnel. The loss of one or more key employees or the Company's inability to maintain existing employees or recruit new employees could have a material adverse impact on the Company. In addition, the Company may experience increased compensation costs to attract and retain skilled personnel.

IMPACT OF YEAR 2000

The Company has reviewed all products it produces internally for sale to third parties to determine compliance of its products and have found all products compliant. However, there can be no assurance that application systems used to run Company products by the consumer will be compliant or converted in a timely manner, and any failure in this regard may cause Company products not to function as designed. There can be no assurances that future compliance issues may not arise, however, the Company believes any future costs associated with ensuring that the Company's products are compliant with the year 2000 are not expected to be material.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The reader or listener is cautioned that the Company does not have a policy of updating or revising forward-looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward-looking statements.

Results of Operations for the year ended May 31, 1999 compared to year ended May 31, 1998

                                          Fiscal year ended May 31,
                                             1999          1998

Revenues                                     100%          100%
                                             ----          ----
Cost and expenses
   Cost of revenues                           29            30
   Generated administrative                   25            23
   Selling and marketing                      27            28
   Research and development                    6             5
                                              --            --
      Total cost and expenses                 87            86
                                              --            --
Income from operations                        13            14
Interest and other income                      6             6
                                              --            --
Income before income taxes                    19            20
Provision for income taxes                     5             7
                                              --            --
Net income                                    14            13
                                              ==            ==

REVENUES

Revenues were $7,980,151 for 1999 as compared with $7,367,360 for 1998 representing an increase of 8.3%. References herein to VectorWorks reflect the name change and upgrade from MiniCAD introduced in January 1999. Revenues include sales to existing customers, or upgrade revenue, and sale to new customers. Revenues from the Windows version of VectorWorks rose to $2,874,274 for 1999 from $2,346,063 for 1998 representing an increase of 22.5%. Upgrade revenues from conversion of earlier versions of VectorWorks for Windows, included in revenues from the Windows version above, rose to $513,190 for 1999 from $407,195 for 1998 representing an increase of 26.0%. Revenues from VectorWorks for the Apple Macintosh declined to $4,186,747 for 1999 from $4,713,470 for 1998, representing a decrease of 11.2%. Upgrade revenues from conversion of an earlier version of VectorWorks for the Macintosh, included in revenues from the Macintosh version above, declined to $847,950 for 1999 from $1,249,328 for 1998. Upgrade revenues in 1998 from the Macintosh for the were supported by the new features included in the MiniCAD 7 release, late in fiscal 1997. Upgrade revenues rose for the Windows version and declined for the Macintosh version during the year ended May 31, 1999 because the Company began allowing consumers to upgrade to any version from any version near the end of fiscal 1998 which resulted in many Macintosh version consumers converting to a Windows-based product. New customer revenues from the Windows version of VectorWorks rose to $2,361,084 for 1999 from $1,938,868 for 1998 with greater recognition and acceptance of the product in the marketplace and the new features included with the introduction of VectorWorks during the fiscal year. New customer revenues from the Macintosh declined to $3,338,797 for 1999 from $3,464,142 for 1998. The relative stability with new product sales for the Macintosh version of VectorWorks reflects the stability experienced by Apple Macintosh in its marketplace.

Revenues from RenderWorks, a VectorWorks plug-in supplement introduced in January 1999 for both the Windows and Macintosh markets, were $618,057 for 1999.

Revenues from foreign sales were $4,326,061 for 1999 as compared with $3,731,783 for 1998. Foreign sales represented 54% and 51% of total revenue for 1999 and 1998, respectively. Sales to Japan represented 23% and 20% of total revenues for 1999 and 1998, respectively, with the European countries representing the substantial remainder of foreign sales in each year.

There can be no assurance that the Company will not experience further declines in new product revenues in the future.

COST OF REVENUES

Cost of revenue for 1999 was $2,303,027 as compared with $2,194,746 for 1998, representing an increase of 4.9%. The gross profit percentages for the years ended May 31, 1999 and 1998 were 71.1% and 70.2%, respectively. Amortization of software development and licensing costs charged to cost of revenue totaled $968,008 for 1999, as compared with $826,080 for 1998, representing an increase of 17%. This increase is due to the Company's increased commitment to research and development, the cost of which is charged to cost of revenues as a function of time rather than as a function of revenues. Software royalty expenses also rose to $158,807 for 1999 from $82,078 for the 1998. This increase is principally related to royalty fees associated with revenues from RenderWorks, introduced in the middle of fiscal 1999. Other costs which are a function of revenue declined, partly off setting these increases due to the decrease in upgrade revenues which generate less revenue per product sale and are as costly to produce as a new product.

OPERATING EXPENSES

General and administrative expenses were $2,011,997 for 1999 as compared with $1,720,838 for 1998 representing an increase of 16.9%. Salary expenses for general and administrative operations and overall fringe benefit costs were $1,093,729 for 1999 as compared with $914,565 for 1998. These expenses rose with the issue of executive bonuses and the overall growth of the Company during 1999 when compared to 1998. Rent expense rose to $211,552 for 1999 as compared to $145,873 for 1998. This increase reflects an increase in base rates to reflect current market conditions and a slight increase in usable space. Other general and administrative expenses increased with the Company's commitment to other components of operations and the overall growth of the Company.

Selling and marketing expenses were $2,185,821 for 1999 as compared to $2,017,170 for 1998, representing an increase of 8.4%. Advertising expenses for VectorWorks declined to $927,012 for 1999 as compared with $1,115,101 for 1998. This decrease is attributable to a continuing reduction in advertising in general computer publications most notably for the Macintosh version which is believed to be less effective than other means of reaching the target market. Trade show expenses rose to $347,463 for 1999 as compared to $212,652 for 1998. Salary expenses and contract fees for selling and marketing operations rose to $656,218 for 1999 from $402,759 for 1998. This increase reflects the Company's continuing commitment to reach the broader Windows market through the use of trade shows and other promotional means and its increased emphasis on research for new products and product features.

Research and development expenses were $474,200 for 1999 as compared with $374,155 for 1998, representing an increase of 26.7%. This increase is primarily attributable to an increased commitment by the Company to the development of new engineering technology.


OTHER INCOME AND EXPENSES

Other income was $454,791 for 1999 as compared with $400,218 for 1998, representing an increase of 13.6%. This increase is attributable to an increase in investment income from marketable securities resulting from a larger investment base in these securities during 1999 as compared with 1998. The increase is partly attributable to an increase in interest rates applied to the average investment base since the Company shifted its investment base during the periods away from tax exempt securities which generally carry a lower interest yield.

INCOME TAXES

The provision for income taxes was $382,075 for 1999 as compared with $467,787 for 1998, representing a decline of 18.3%. The effective income tax rate was 26.2% for 1999 as compared to 32.0% for 1998. The decline in the effective tax rate for 1999 is attributable to the tax benefits from tax exempt foreign sales which rose substantially with the Company's Foreign Sales Corporation being in existence for the full 1999 fiscal year and for less than one quarter of the 1998 fiscal year. The reduction in effective tax rate from tax exempt foreign sales for 1999 and 1998 was 2.8% and .6% respectively. The Company benefited from a charitable donation of an older version of MiniCAD which reduced the effective tax rate for 1999 by 2.6%. The Company also received a reduction in effective tax rate during 1999 as compared to 1998 from increased research and development credits pertaining to an increased commitment to this area. These effective tax rate decreases were partly offset by a reduction in the benefit from tax exempt securities which declined due to a reduction in the investment base in these securities.

NET INCOME

Net income rose to $1,077,822 or $.35 per share for the year ending May 31, 1999 as compared with $992,882 or $.32 per share for the year ending May 31, 1998, representing an increase in net income of 8.6%.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital by $706,718 to $9,071,332 at May 31, 1999 from $8,364,614 at May 31, 1998, representing an increase of 8.4%. This increase is the result of cash flows from operations during 1999. The increase in working capital has been invested in marketable securities, which rose to $8,673,465 at May 31, 1999 from $7,826,800 at May 31, 1998. Of the Company's marketable securities held at May 31, 1999, 36% were held in United States Treasury bill, 35% were held in corporate bonds and 29% were held in municipal obligations. Company securities are generally held with maturities of seven years or less. Cash flows from operations during 1999 were also used to purchase equipment and invest in software development and licensing costs, which are included on the balance sheet at May 31, 1999. Furthermore, cash flows from operations were used to repurchase Company stock during 1999. Repurchased shares totaled 78,200 with an average price of $3.02 per share.

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements for the fiscal years ended May 31, 1999 and 1998 are attached hereto at Page 12. The following financial statements, including the independent auditors reports, appear on sequential pages 17 through 27 of this Annual Report:
1.  Report  of  Independent  Auditors  dated  July 30,  1999
2.  Consolidated Balance Sheet at May 31, 1999 and 1998
3.  Consolidated Statement of
    Income for the years ended May 31, 1999
    and 1998
4.  Consolidated Statement of Cash Flows for the years ended May 31, 1999 and
    1998;
5. Consolidated Statement of Stockholders' Equity for the years ended May 31, 1999 and May 31, 1998; and
6. Notes to the Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No dispute regarding accounting principles or any other accounting matters was present.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 9, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 9, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 9, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included herein is incorporated by reference to the Company's definitive proxy statement for the annual shareholder meeting of November 9, 1999.


ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB
(a) Index to Exhibits

    Exhibit 3.1 - Articles of Incorporation (Incorporated by reference to the Company's Form 10KSB filed by the Company on 9-13-97)
    Exhibit 3.2 - Bylaws (Incorporated by reference to the Company's Form 10KSB filed by the Company on 9-13-97)
    Exhibit 10.1 - Directors Compensation Plan (Incorporated by Reference to The Company's Form 10KSB filed by the Company on 9-13-97)
    Exhibit 10.2 - Stock Option Plan (Incorporated by reference to The Company's Form 10KSB filed by the Company on 9-13-97
    Exhibit  10.3 -  Amended  Agreement  for  Lease of Space  (filled  herewith)
    Exhibit 21 - Subsidiaries (filled herewith) Exhibit 23 - Consent of Independent Auditors (filled herewith) Exhibit 24 - Power of Attorney (filled herewith) Exhibit 27 - Financial Data Schedule (filled herewith)

(b) The Company made no filing on Form 8-K during the fourth quarter of fiscal 1999.

Report of Independent Auditors


To the Board of Directors and Stockholders of Diehl Graphsoft, Inc.


We have audited the accompanying consolidated balance sheets of Diehl Graphsoft, Inc. as of May 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diehl Graphsoft, Inc. at May 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Vienna, Virginia                            /s/ Ernst & Young LLP
July 30, 1999

                              DIEHL GRAPHSOFT INC.

                           CONSOLIDATED BALANCE SHEET

                                     May 31,

ASSETS                                            1999             1998
------                                       -----------     ----------
Current assets:
  Cash and equivalents                      $    245,450    $   376,754
  Marketable securities                        8,673,465      7,826,800
  Accounts receivable                            370,746        443,386
  Income taxes receivable                         52,974           -
  Inventory                                      123,601         81,432
  Other                                          310,840        257,764
                                             -----------     ----------

      Total current assets                     9,777,076      8,986,136
                                             -----------     ----------

 Fixed assets:
  Equipment                                     923,471         747,599
  Furnishings and fixtures                      127,660         115,623
  Leasehold improvements                         47,688          47,688
                                             ----------      ----------

                                              1,098,819         910,910
  Accumulated depreciation                     (745,354)       (575,529)
                                             ----------      ----------

      Net fixed assets                          353,465         335,381
                                             ----------      ----------

 Other assets:
  Software development and licensing costs,
  net of accumulated amortization             1,099,932         899,547
  Other                                          24,265          31,933
                                             ----------      ----------

      Total other assets                      1,124,197         931,480
                                             ----------      ----------


      Total assets                          $11,254,738     $10,252,997
                                             ==========      ==========


See accompanying notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                   May 31,

                                                  1999            1998

 Current liabilities:
  Accounts payable and accrued expenses      $   705,744     $   555,546
  Income taxes payable                              -             62,653
  Deferred income taxes                             -              3,323
                                              ----------      ----------

      Total current liabilities                  705,744         621,522
                                              ----------      ----------

 Long term liabilities:
  Deferred income taxes                          402,756         334,678
                                              ----------      ----------

      Total liabilities                        1,108,500         956,200
                                              ----------      ----------

 Stockholders' equity:
  Common stock - $.01 par value;  10,000,000
    shares  authorized,  3,071,312 and
    3,147,637 shares issued and outstanding at
    May 31, 1999, and 1998, respectively          30,713          31,476
  Additional paid in capital                   3,955,194       4,182,812
  Retained earnings                            6,160,331       5,082,509
                                              ----------      ----------

      Total stockholders' equity              10,146,238       9,296,797
                                              ----------      ----------


      Total liabilities and
      stockholders' equity                   $11,254,738     $10,252,997
                                              ==========      ==========


See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                        CONSOLIDATED STATEMENT OF INCOME

                           For the year ended May 31,

                                               1999             1998
                                               ----             ----

Revenues                                   $7,980,151       $7,367,360

Cost of revenues                            2,303,027        2,194,746
                                            ---------        ---------

Gross profit                                5,677,124        5,172,614
                                            ---------        ---------


Operating expenses:
  General and administrative                2,011,997        1,720,838
  Selling and marketing                     2,185,821        2,017,170
  Research and development                    474,200          374,155
                                            ---------        ---------

      Total operating expenses              4,672,018        4,112,163
                                            ---------        ---------


Income from operations                      1,005,106        1,060,451
                                            ---------        ---------

 Other income and expenses:
  Interest income                             439,932          399,243
  Other                                        14,859              975
                                            ---------        ---------

      Total other income and expenses         454,791          400,218
                                            ---------        ---------


Income before income taxes                  1,459,897        1,460,669

Provision for income taxes                    382,075          467,787
                                            ---------        ---------

Net income                                 $1,077,822       $  992,882
                                            =========        =========


Net income per share (basic and diluted)   $      .35       $      .32
                                            =========        =========

Weighted average number of shares
  outstanding                               3,108,825        3,144,326
                                            =========        =========


See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 For the year ended May 31,

                                                    1999           1998
                                                 ---------       ------

Operating activities:
 Net income                                     $1,077,822     $  992,882
 Adjustments:
  Amortizations of bond premiums, net             (108,389)      (121,311)
  Other amortization                               975,726        850,492
  Depreciation                                     170,415        146,264
  Deferred income taxes                             64,755         29,538
  Other                                            (14,859)          (975)
  Changes in operating assets and liabilities:
    Accounts receivable                             72,640       (112,251)
    Inventory                                      (42,169)        81,396
    Income taxes receivable/payable               (115,627)       196,023
    Other current assets                           (53,076)       (90,199)
    Other assets                                       (50)        (4,202)
    Accounts payable and accrued expenses          157,698        310,896
                                                 ---------      ---------
      Net cash provided by operating activities  2,184,886      2,278,553

Investing activities:
 Purchase of marketable securities              (6,056,994)    (5,843,839)
 Dispositions of marketable securities           5,333,700      4,826,456
 Capitalized software and licensing costs       (1,168,393)      (948,957)
 Purchase of fixed assets                         (188,622)      (215,720)
 Insurance proceeds from automobile disposition       -            33,577
 Sale of fixed assets                                 -             2,100
 Capitalized organizational expenses                  -            (2,775)
                                                 ---------      ---------
      Net cash used for investing activities    (2,080,309)    (2,149,158)
                                                 ---------      ---------

Financing activities:
 Redemption of common stock                       (235,881)          -
                                                 ---------      ---------
      Net cash used for financing activities      (235,881)          -
                                                 ---------      ---------

Net change in cash and equivalents                (131,304)       129,395

Cash and equivalents at year                       376,754        247,359
                                                 ---------      ---------

Cash and equivalents at year                    $  245,450     $  376,754
                                                 =========      =========

Supplemental disclosure of cash flow information:
 Issuance of common stock                       $    7,500     $   35,276
 Reduction in accrued expenses                      (7,500)       (35,276)
                                                 ---------      ---------
                                                $     -        $     -
                                                 =========      =========

See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Additional
                         Common      Common     Paid in    Retained
                         Shares      Stock      Capital    Earnings      Total


Balance-May 31, 1997   3,140,739   $31,407   $4,147,605  $4,089,627 $ 8,268,639

Issuance of common stock   6,898        69       35,207        -         35,276

Net income for year         -          -           -        992,882     992,882
                       ---------    ------    ---------   ---------  ----------


Balance-May 31, 1998   3,147,637    31,476    4,182,812   5,082,509   9,296,797

Issuance of common stock   1,875        19        7,481        -          7,500

Redemption of common
  stock                  (78,200)     (782)    (235,099)       -       (235,881)

Net income for year         -          -           -      1,077,822   1,077,822
                       ---------    ------    ---------   ---------  ----------

Balance - May 31, 1999 3,071,312   $30,713   $3,955,194  $6,160,331 $10,146,238
                       =========    ======    =========   =========  ==========

See accompanying notes to financial statements.

                              DIEHL GRAPHSOFT INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      FOR YEARS ENDED MAY 31, 1999 AND 1998


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

h. Earnings Per Share - Earnings per share have been computed based on net income and the weighted average number of shares outstanding. A computation of the dilutive effect of potential common shares on the weighted average numbers of shares outstanding is as follows:

                                                1999         1998

       Average outstanding shares            3,108,825    3,144,326
       Dilutive effect of stock options
         and warrants                            -            -
                                              ---------    --------

          Weighted average number of shares
         outstanding                         3,108,825    3,144,326
                                             =========    =========

i. Reclassification of Expenses - Certain 1998 expenses reported in the consolidated statement of income have been reclassified to conform with their 1999 presentation.

Note 2 Business Concentrations

The Company derives its sales from both domestic and foreign customers. Export sales approximate 54% and 51% of total revenues for the years ended May 31, 1999 and 1998, respectively. Sales to Japan included with export sales approximated 23% and 20% of total revenues for the years ended May 31, 1999 and 1998, respectively. The Company also derived 36% and 38% of sales from two major customers for the years ended May 31, 1999 and 1998, respectively.

Note 3. Investments

Marketable securities are recorded at cost. Cost represents the purchase price adjusted for amortization of discounts and premiums, if any, using the interest method. These securities, generally contain staggered maturities of seven years or less. The Company has accumulated unrealized losses on its investments totaling approximately $87,000 at May 31, 1999 and no significant accumulated unrealized gain or loss at May 31, 1998. A summary of marketable securities which are intended to be held to maturity at May 31, 1999 and 1998 is as follows:

                                               1999             1998
                                               ----             ----

Money Market Fund                         $    5,000       $    5,000
United States Treasury Bills               3,079,742        1,370,024
Municipal Bonds                            3,057,265        4,325,726
Corporate Bonds                            2,531,458        2,126,050
                                           ---------        ---------
                                          $8,673,465       $7,826,800

The reported cost of securities expected to mature within one year from May 31, 1999 and 1998 total $450,000 and $200,465, respectively.

Note 4. Software Development and Licensing Costs

The Company develops and tests software code to produce software masters which becomes the core products sold to customers. The Company also purchases and licenses software code contractually to include with the software masters. The cost of software developed, licensed, and purchased for inclusion with the software masters is amortized using the straight line method over the products' estimated useful lives, which is typically two years. Periodic royalty fees for license software, as discussed in Note 8, are expensed in the related period.

The costs to establish the technological feasibility of software products, including the designing, coding and testing activities that are necessary to establish that a software product is both feasible and can be produced, are treated as research and development costs and are expensed as incurred.

A summary of software development costs at May 31, 1999 and 1998 is as follows:

                                                  1999          1998
                                                  ----          ----
Cost incurred for product development
  and licensing                               $  2,729,378   $1,643,801
Accumulated amortization                         1,629,446      744,254
                                               -----------    ---------

                                              $  1,099,932   $  899 547
                                               ===========    =========

During the years ended May 31, 1999 and 1998, amortization expense reported in cost of sales totaled $968,008 and $826,080, respectively.

Note 5. Pension Plan

The Company maintains a 401K defined contribution pension plan which provides for all eligible employees to contribute up to 15% of qualifying wages to the plan. The Company may make discretionary contributions up to 50% of the first 6% the employee elects to contribute to the plan. For the years ended May 31, 1999 and 1998, the Company contributed $52,946 and $37,747, respectively to the plan.

Note 6. Income Taxes

Significant components of deferred tax assets and liabilities at May 31, 1999 and 1998 are as follows:

                                            1999                1998
                                            ----                ----
Deferred tax asset:
  Accounts payable and
    accrued expenses                     $ 70,143           $  91,148

Deferred tax liabilities:
 Accounts receivable                      (46,561)            (68,453)
 Unamortized software                    (408,484)           (324,877)
 Other                                    (17,854)            (35,819)
                                           ------              ------

Net deferred tax liability              $(402,756)          $(338,001)
                                          =======             =======

The provision for income taxes for the years ended May 31, 1999 and 1998 consist of the following:

                                            1999                1998
                                            ----                ----
Current provision:
 Federal                                 $261,110            $367,659
 State                                     56,210              70,590
                                          -------             -------

     Total current portion                 317,320            438,249
                                           -------            -------
 Deferred provision:
  Federal                                   53,017             24,185
  State                                     11,738              5,353
                                           -------            -------

    Total deferred income taxes             64,755             29,538
                                           -------            -------

Total provisions for federal and
   state income taxes                     $382,075           $467,787
                                           =======            =======


The Company's provision for income taxes resulted in effective tax rates that varied from the statutory federal income tax rate as follows for the years ended May 31, 1999 and 1998:
                                            1999               1998
                                            ----               ----

Expected federal income tax
   provision                                34.0%              34.0%
 State income tax net of federal
   benefit                                   4.6                4.6
 Benefit from tax-exempt securities         (4.5)              (6.2)
 Benefit from charitable donation           (2.6)                -
 Benefit from tax exempt sales              (2.8)              (0.6)
 Benefit from research tax credit           (1.4)              (0.3)
 Other                                      (1.1)               0.5
                                             ---                ---
                                            26.2%              32.0%
                                            ====               ====

For the years ended May 31, 1999 and 1998, the Company paid income taxes of $432,947 and $242,226, respectively.

Note 7. Stock Warrants

The Company completed a sale of common stock and warrants in February 1995. Underwriter warrants, issued with the sale, carry an exercise price of $7.00 per unit for the right to receive one share of stock and one additional warrant which provides the right to purchase one additional share of stock at $6.75 per share. All 60,000 underwriter warrants originally issued remain outstanding at May 31, 1999 and are due to expire in November, 1999.

Note 8. Stock Options

The Company maintains a stock option plan that provides for the issuance of a maximum of 300,000 shares of stock which may be issued as incentive stock options or non-qualified stock options. These options, which are non-transferable, carry a maximum life of ten years and are issuable to officers, directors, and key employees in such amounts and terms as determined by the Board of Directors within the limitations of the plan. Company options outstanding at May 31, 1999 carry exercise prices ranging from $3.87 per share to $6.44 per share with a weighted average exercise price of $4.89 per share and weighted average remaining contractual life of 3.8 years. Option activity for the years ended May 31, 1999 and 1998 is summarized as follows:

                                                   1999             1998
                                                   ----             ----

Options outstanding at beginning of year          97,000           87,000
Options issued                                       -             10,000
Options cancelled                                    -                -
Options exercised for issuance of stock              -                -
                                                  ------           ------
Options outstanding at end of year                97,000           97,000
                                                  ======           ======


As of May 31, 1999 and 1998 vested options outstanding totaled 69,500 and 60,600 respectively.

Note 9. Commitments

a. Lease Agreement - The Company leases office space in Columbia, Maryland, under an operating agreement that expires in July 2000. For the years ended May 31, 1999 and 1998, rent expense totaled $211,552 and $145,873, respectively. Future annual minimum lease payments, exclusive of allocable common area maintenance expenses chargeable under the lease, are required as follows:

                       May 31,                  Total
                        2000                   181,385
                        2001                    30,360

b. Software Licensing Agreement - The Company maintains two principal software licensing agreements for use of software with its principal software master. One agreement permits the Company to convert its developed software for use on a Windows based personal computer or compatible environment and requires the Company to pay an annual royalty equal to the greater of $48,000 or three percent of qualifying sales as defined in the agreement capped at the Company's option at $250,000 per year. The other agreement permits the Company to sell a plug-in supplement software program for use with it's principal software master and provides for a royalty of nine percent of qualifying sales as defined in the agreement. During the year ended May 31, 1999 and 1998, royalty expenses charged to cost of revenues totaled $158,807 and $71,570 respectively.

SIGNATURES:


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, "Thereunto duly authorized.

 Date:   August 27, 1999 BY: /s/ Richard Diehl
         Richard Diehl
         President
         Chief Executive Officer
         Chairman, Board of Directors

In accordance with the exchange act, this report has been signed below by the following person in the capacities and on the date indicated.


 DIEHL GRAPHSOFT, INC. a Maryland Corporation


 Date:   August 27, 1999 /s/Richard Diehl
         Richard Diehl
         President
         Chief Executive Officer
         Chairman, Board of Directors

 Date:   August 27, 1999 /s/Joseph Schmelzle
         Joseph Schmelzle
         Treasurer
         Chief Financial and
         Accounting Officer
         Director

 Date:   August 27, 1999 /s/ Joseph Schmelzle
         Joseph Schmelzle
         Attorney in Fact for
         Richard Hug, Director

 Date:   August 27, 1999 /s/ Joseph Schmelzle
         Joseph Schmelzle
         Attorney in Fact for
         Frederic Unger, Director

EXHIBIT INDEX

Exhibit 10.3 - Amendment Agreement for Lease of Space
Exhibit 21 -   Subsidiaries
Exhibit 23 -   Consent of Independent Auditors
Exhibit 24 -   Power of Attorney
Exhibit 27 -   Financial Data Schedule
















































                            FIFTH AMENDMENT TO LEASE


     This Fifth Amendment to Lease (the "Amendment") is made as of this 31st day of July 1998, by and between Rivers Jack Limited Partnership ("Landlord") and Diehl Graphsoft, Inc. ("Tenant"). All capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Lease (as hereafter defined).

                                    RECITALS

     WHEREAS, by lease dates January 11, 1993 (as amended by that certain First Amendment to Lease dated as of March 2, 1993, and as further amended by that certain Second Amendment to Lease dated as of October 21, 1994, and as further amended by that certain Third Amendment to Lease dated as of November 15, 1995, and as further amended by that certain Fourth Amendment to Lease dated as of October 12, 1997, the "Lease"), Landlord leased to Tenant 7,190 rentable square feet of space (the "Premises") commonly known as Suite 100 at 10270 Old Columbia Road, Columbia, Maryland; and

     WHEREAS, Tenant desires to extend the term of the Lease, upon the terms and conditions more specifically hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual promises herein set forth, of Ten Dollars ($10.00) cash in hand paid by each party to the other, the receipt and legal sufficiency of which are hereby acknowledged by each of the under signed, and for other good and valuable consideration, Landlord and Tenant do hereby agree as follows:

     1. The foregoing recitals, being an integral part hereof and not mere precatory language, are herein fully incorporated by this reference.

     2. Effective as of the date hereof, the term of the Lease (as set forth on the schedule on page 1 of the Lease) shall be amended to mean the period commencing on May 1, 1993, and expiring (unless sooner terminated in accordance with the terms and conditions of the Lease) on July 31, 2000.

     3. (a) Commencing with the 6th Lease Year (beginning August 1, 1998), monthly installments of Base Rent for the Premises shall be increased to Twelve Thousand, Eight Hundred Eighty Six Dollars and Seventy Nine Cents ($12,886.79)

        (b) Commencing with the 7th Lease Year (beginning August 1, 1999), monthly installments of Base Rent for the Premises shall be increased to Thirteen Thousand, Two Hundred Seventy Three Dollars and Forty Cents (13,273.40)
     4. Rider 5 is deleted, in its entirety, from the Lease.

     5. A portion of Section 1(b) of the Lease, from the beginning of Section1(b) through Section 1(b)(3), inclusive, is hereby amended to read, effective as of the date hereof, in its entirety as follows:

     (b) Additional Rent

     (1)  Obligation to Pay: Definitions

     In addition to paying Base Annual Rent specified in Paragraph  (a)


     hereof, Tenant shall pay as "Additional Rent" the amounts determined as hereinafter set forth. The Base Annual Rent (and any installments thereof) and the Additional Rent are sometimes herein collectively referred to as the "Rent". In connection with the determination of the Tenant's obligation to pay Rent, the relevant terms are defined as follows:

          (A) [Intentionally Omitted]

          (B) CAM Expenses:

          "CAM Expenses" means and includes the following:

               1. Those expenses incurred or paid on behalf of the Landlord in respect of the operation, repair and maintenance of the Property, the cost (except to the extent such cost applies to utilities or services used in the Premises or in other demised premises, if the cost thereof is billed directly to Tenant or the tenants of such other demised premises) of electricity, water, lighting, window cleaning, snow removal service, trash removal service, security service, insurance (including, but not limited to, fire, extended coverage, liability, loss of rent, workmen's compensation, elevator, or any other insurance carried in good faith by Landlord and applicable to the Building, the Property or any party thereof) painting, uniforms, customary management fees, supplies, sundries, sales or use taxes on supplies or services, costs of wages and salaries of all persons engaged in the operation, maintenance and repair of the Building, the Property or any part thereof, and so-called fringe benefits, including Social Security taxes, unemployment insurance taxes, cost for providing coverage for disability benefits, cost of any pensions, hospitalization, welfare or retirement plans, or any other similar or like expenses incurred under the provisions of any collective bargaining agreement, and any other cost or expense which Landlord pays or incurs to provide benefits for employees so engaged in the operation, maintenance and repair of the Building, the Property or any part thereof, the changes of any independent contractor who, under contract with Landlord or its representatives, does any of the work of operating, maintaining or repairing of the Building, the Property or any part thereof, legal and accounting expenses, or any other expense or charge, whether or not hereinbefore mentioned, which in accordance with generally accepted accounting and management principles would be considered as an expense of maintaining, operating, or repairing the Building, the Property of any part thereof. If any CAM Expense, though paid in one year, relates to more than one calendar year, at the option of Landlord, such expense may be proportionately allocated among such related calendar years.

               2. CAM Expenses shall also include the cost, as reasonably amortized by the Landlord, with interest at the prime rate (as that term is defined in subparagraph (4) hereof) on the unamortized amount, of any capital improvements made after completion of initial construction of the Building which are reasonably intended to reduce CAM Expenses below the level of CAM Expenses which would otherwise have been incurred without such capital improvements for the relevant year. For purposes of determining CAM Expenses for any year, if the entire rentable area of the Building shall not have been occupied for any part of the year, CAM Expenses shall include the amount of such expenses that would reasonably have been incurred had the entire Building been occupied throughout the year.

               3. CAM Expenses shall not include franchise or income taxes imposed on the Landlord, except to the extent hereinbefore provided, nor the Landlord of any work or service performed in any instance for any tenant
(including the Tenant) at the cost of such tenant. If the Landlord is not furnishing any particular work or service (the cost of which if performed by the Landlord would constitute an CAM Expense) to a tenant who has under taken to perform such work or service in lieu of the performance thereof by the Landlord, CAM Expenses shall be deemed for the purposes of this Section to be increased by an amount equal to the additional operating expense which would reasonably have been incurred during such period by the Landlord if it had at its own expense furnished such work or service to such tenant.

               4. If Landlord makes any capital improvement during the term of this Lease in order to comply with safety or any other requirements of any federal, state or local law or governmental regulation, then the Tenant's proportionate share of the reasonable annual amortization of the cost of such improvement, with interest at the prime rate, shall be deemed an CAM Expense in each of the calendar years during which such amortization occurs, and the Tenant shall be responsible for said proportionate share of any such charges. The "prime rate" shall mean the Corporate Base Rate most recently publicly announced by the First National Bank of Chicago, or Landlord's then current primary bank as designated to Tenant by notice from Landlord from time to time, for unsecured 90-day loans to its most credit worthy customers.

               (C) Tenant's Percentage:

                    "Tenant's Percentage" means the quotient of the rentable area of the Premises divided by the rentable area of the Building, which is currently thirty-seven and thirty-six hundredths percent (37.36%). In the event of any changes in either or both of the rentable area of the Premises or the rentable area of the Building, the Tenant's Percentage shall be appropriately modified.

               (D) (Intentionally Omitted)

               (2) [Intentionally Omitted]
               (3) Payment of CAM Expenses



                    (A) Tenant shall pay to Landlord as Additional Rent, in addition to the Base Rent required by Paragraph 1(a) hereof, an amount (CAM Expense Percentage Amount") equal to Tenant's Percentage of the CAM Expenses incurred by Landlord with respect to each calendar year during the Term hereof. Tenant shall pay to Landlord the CAM Expense Percentage Amount with respect to such calendar year, in monthly installments at the same time and place as installments of Base Annual Rent under Paragraph 1 (a) hereof are to be paid, in an amount estimated from time to time by Landlord by a written notice to Tenant. Landlord shall cause to be kept books and records showing CAM Expenses in accordance with an appropriate system of accounts and accounting practices consistently maintained. As promptly as practicable following the close of each calendar year, Landlord shall deliver to Tenant its certificate specifying the amount of CAM Expenses for such calendar year. The certificate of Landlord shall constitute a determination which is final and conclusive on both Landlord and Tenant, unless Tenant asserts in a writing addressed to Landlord specified error(s) in Landlord's certificate within thirty (30) days after delivery thereof. Notwithstanding any assertion of error by Tenant, Tenant shall pay any deficiency to Landlord as shown by such certificate on the date of the monthly installment of Rent next due after receipt thereof. If the total amount paid by Tenant during any calendar year exceeds the actual CAM Expense Percentage Amount due from Tenant for such calendar year, such excess shall be credited against payments next due hereunder. If not such payments are next due, such excess shall be refunded by Landlord. Landlord will allow Tenant at Tenant's expense at least ten (10) days prior notice to Landlord during normal business hours to have reasonable access to Landlord's books and records relating to actual expenses for the purpose of verifying such expenses.

               (B) In the event the Building is not fully Leased and occupied during any portion of any calendar year during the term of the Lease, an appropriate adjustment will be made in CAM Expenses for such calendar year to reflect the CAM Expenses that would have been incurred by Landlord for such year had the Building been fully Leased and occupied during the entire calendar year, and Tenant shall pay Landlord, in the manner provided in Paragraph 1(b)(v) hereof, Tenant's Percentage of such adjusted CAM Expenses in excess of the CAM Expense Base Amount.

          6. Section 2 of the Lease is hereby amended to read, in its entirety, as follows:

               2.  Services

                  (a) The Tenant shall be Responsible for provision of the following services to the Premises:

                  (1) Utilities

                   The  Tenant  will  contract   directly  with  any  authorized
                   supplier thereof for the provision of electrical service, natural gas and other utilities to the Premises. All such services shall be separately metered, and Tenant covenants and agrees to pay when due any bills or invoices issued in connection with such utility service directly to the provider or supplier thereof.

                  (2) Cleaning and Janitorial Service

                   Tenant will contract directly with a vendor approved in advance by Landlord for the provision of char services to the Premises, which contract shall require the Premises to be serviced by such vendor on a schedule approved by Landlord.

                   (3) Parking

                   Tenant shall have the right, in common with other tenants and authorized persons, to use the parking facility adjacent to the building on a first-come, first-served, unallocated and nonexclusive basis.


          7. Expect as expressly modified herein, the Lease is and shall remain in full force and effect; Tenant acknowledges and represents that Landlord is not, as of the date hereof, in default of any of its obligations under the Lease.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Fifth Amendment to Lease as of the date and year first written above.

WITNESS:                                LANDLORD:

                         RIVERS JACK LIMITED PARTNERSHIP
                       By: Draper and Kramer, Incorporated
                                            as Manager

/s/ Hazel Matsuda-Begy                 /s/ William P. Holmes III
Name: Hazel Matsuda-Begy               Name:  William P. Holmes III
Title: Accts Admin                     Title: Dir of Prop Mgt, East Const


ATTEST:                                TENANT:

                                       DIEHL GRAPHSOFT, INC.

/s/ Marianne M Kubilus                 By:/s/ Richard Diehl
Name:  Marianne M Kubilus              Name: Richard Diehl
Title: Exec Asst                       Title: President

 SIXTH AMENDMENT TO LEASE

                   THIS SIXTH AMENDMENT TO LEASE (the "Amendment") is made as of this 17th day of November 1998, by and between Rivers Jack Limited Partnership ("Landlord") and Diehl Graphsoft, Inc. ("Tenant"). All capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Lease (as hereinafter defined).

 RECITALS

                   WHEREAS, by lease dated January 11, 1993 (as amended by that certain First Amendment to Lease dated as of March 2, 1993, and as further amended by that certain Second Amendment to Lease dated as of October 21, 1994, and as further amended by that certain Third Amendment to Lease dated as of November 15, 1995, and as further amended by that certain Fourth Amendment to Lease dated as of October 12, 1997, and as further amended by that certain Fifth Amendment to Lease dated as of August 1, 1998 the "Lease"), Landlord leased to Tenant 16,718 rentable square feet of space (the "Premises") commonly known as Suite 100 at 10270 Old Columbia Road, Columbia, Maryland; and

                   WHEREAS, Tenant desires to lease an additional 1,551 rentable square feet of space (the "Adjacent Premises", more specifically depicted on Exhibit A hereto) commonly known as Suite 310 at 10290 Old Columbia Road, Columbia, Maryland (the "Adjacent Building," which term shall include the land and building in which the Adjacent Premises are located) upon the terms and conditions more specifically hereinafter set forth.

                   NOW, THEREFORE, in consideration of the mutual promises herein set forth, of Ten Dollars ($10.00) cash in hand paid by each party to the other, the receipt and legal sufficiency of which are hereby acknowledged by each of the undersigned, and for other good and valuable consideration, Landlord and Tenant do hereby agree as follows:

                   1. The foregoing recitals, being an integral part hereof and not mere precatory language, are herein fully incorporated by this reference.

                   2. Effective as of November 16, 1998, Tenant leases from Landlord, and Landlord leases to Tenant, in addition to the Premises previously held by Tenant pursuant to the Lease, the Adjacent Premises

             3. With respect to the Adjacent Premises only:

                           (a) With respect to each  calendar  month  throughout
the term, Tenant shall pay to Landlord
 rent ("Adjacent Premises Rent") of $22,877.28 per annum, payable in advance in equal monthly installments of $1,906.44, payable on or before the first day of each calendar month at the address set forth in the Lease (as the same may be changed from time to time).

                       (b)    Additional Rent.

                                        (i)  Obligation  to  Pay:  Definitions.
 In  addition  to  paying  Adjacent Premises  Rent  specified  in  Paragraph
 (a) hereof, Tenant shall pay as "Additional Rent" the amounts determined as hereinafter set forth. The Adjacent Premises Rent (and any installments thereof) and the Additional Rent are sometimes herein collectively referred to as the "Rent". In connection with the determination of the Tenant's obligation to pay Rent, the relevant terms are defined as follows:

                       (A)   Taxes. "Taxes" means and includes (1) all
 real estate taxes,
                                             -----
 assessments (whether general or special), sewer rents, rates and charges, front foot benefit charges, transit taxes, taxes based upon receipt of rent or value of Lease, and any other federal, state or local governmental charge, tax or the like, general, special, ordinary or extra ordinary, which may now or hereafter be levied or assessed against or in connection with the ownership, leasing, operation and receipt rent from the Adjacent Building, payable (adjusted after protest or litigation, if any) for any part of the term of this Lease, exclusive of penalties or discounts, due and payable, (2) any taxes or the like which shall such taxes to be applied to the period such item is be levied in lieu of any such taxes, including, but not limited to, any tax, assessment, levy, or charge on rents received from the Adjacent Building or measured by rents received from the Adjacent Building (or a portion thereof), or a charge, fee or tax on Landlord which is otherwise related to the Adjacent Building, or and an income or franchise tax, (3) any assessments, special assessments or installments thereof (including interest on such installments) against the Adjacent Building which shall be required to be paid during the calendar year in respect to which taxes are being determined, and (4) the expenses of contesting the amount or validity of any such taxes, charges or assessments, including, but not limited to, attorneys' fees, appraisers' fees, experts' fees and other costs incurred without regard to the tax year involved, such expense to be applicable to the year in which such charges are incurred.

                        (B) Operating Expenses. "Operating Expenses" means and includes the flow the following:

                   1. Those expenses incurred or paid on behalf of the Landlord in respect of the operation, repair and maintenance of the Property, the cost of electricity (except electricity used in the Premises or in other demised premises, if the cost thereof is billed directly to Tenant or the tenants of such other demised premises), steam, water, fuel, heating, lighting, air conditioning, window cleaning, security service, insurance (including, but not limited to, fire, extended coverage, liability, loss of rent, workmen's compensation, or any other insurance carried in good faith by Landlord and applicable to the Adjacent Building, the Property or any party thereof), painting, uniforms, customary management fees, supplies, sundries, sales or use taxes on supplies or services, costs of wages and salaries of all persons engaged in the operation, maintenance and repair of the Adjacent Building, the Property or any part thereof, and so-called fringe benefits, including Social Security taxes, unemployment insurance taxes, cost for providing coverage for disability benefits, cost of any pensions, hospitalization, welfare or retirement plans, or any other similar or like expenses incurred under the provisions of any collective bargaining agreement , or any other cost or expense which Landlord pays or incurs to provide benefits for employees so engaged in the operation, maintenance and repair of the Adjacent Building, the Property or any part thereof, the charges of any independent contractor who, under contract with Landlord or its representatives, does any of the work of operating, maintaining or repairing of the Adjacent Building, the Property or any part thereof, legal and accounting expenses, or any other expense or charge, whether or not herein before mentioned, which in accordance with generally accepted accounting and management principles would be considered as an expense of maintaining , operating, or repairing the Adjacent Building, the Property or any part thereof. If any Operating Expense, though paid in one year, relates to more than one calendar year, at the option of Landlord, such expense may be proportionately allocated among such related calendar years.

                    2. For purposes of determining Operating Expenses for any year, if the entire rentable area of the Adjacent Building shall not have been occupied for any part of the year, Operating Expenses shall include the amount of such expenses that would reasonably have been incurred had the entire Adjacent Building been occupied throughout the year.

                    3. Operating Expenses shall not include franchise or income taxes imposed on the Landlord, except to the extent hereinbefore provided, nor the cost to the Landlord of any work or service performed in any instance for any tenant (including the Tenant) at the cost of such tenant . If the Landlord is not furnishing any particular work or service (the cost of which if performed by the Landlord would constitute an Operating Expense)to a tenant who has undertaken to perform such work or service in lieu of the performance thereof by the Landlord, Operating Expenses shall be deemed for the purposes of this Section to be increased by an amount equal to the additional operating expense which would reasonably have been incurred during such period by the Landlord if it had at its own expense furnished such work or service to such tenant.

                     4. If Landlord makes any capital improvement during the term of this Lease which is either (i) required by governmental rules, regulations, laws or ordinances, or (ii) reasonably expected to materially improve operations or efficiency of the Property's systems, structures or equipment (and which is not solely a cosmetic enhancement of the Adjacent Building exterior or Common Areas), then the Tenant's proportionate share of the reasonable annual amortization of the cost of such improvement, with interest at the prime rate, shall be deemed an Operating Expense in each of the calendar years during which such amortization occurs, and the Tenant shall be responsible for said proportionate share of any such charges. The "prime rate" shall mean the interest rate most recently publicly announced by Riggs National Bank of Washington, D.C. (or any other bank designated by Landlord as its primary bank, from time to time) as its "prime", "base" or "reference" commercial loan base rate of interest for unsecured 90-day loans to its most credit-worthy commercial borrowers (the "Base Rate"), or Landlord's then current primary bank as designated to Tenant by notice from Landlord from time to time.

                    5. Operating Expenses shall not include: (i) principal payments or interest payments on any permanent mortgages and ground rent payments on any ground leases in an amount equal to the payments made during the base year of the lease; (ii) cost of repairs or other work occasioned by fire, windstorm or other casualty or condemnation to the extent Landlord is reimbursed by insurance proceeds or condemnation awards; (iii) the cost of correcting latent defects (not standard repairs) during the initial warranty period after construction (all repairs and replacements resulting from ordinary wear and tear, use, fire, casualty, vandalism, and other matters shall not be deemed to be latent construction defects); (iv) Landlord's costs of electricity and other services sold to tenants which services are not standard for the Adjacent Building and for which Landlord is reimbursed by tenants; (v) depreciation of the Adjacent Building or any fixtures or improvements therein, existing at the Lease Commencement Date; (vi) costs (limited to penalties, fines and associated legal expenses) incurred due to criminal violation by Landlord or any tenant in the Adjacent Building of the terms of any applicable federal, state and local government laws, codes and similar regulations that would not have been incurred but for any such criminal violations by Landlord, it being intended that each party shall be responsible for costs resulting from its own violation of such laws, codes and regulations as the same shall pertain to the Adjacent Building; provided that any interest or penalties incurred in connection with assessments or taxes which are reasonably contested by Landlord shall be included as an Operating Expense; (vii) cost of Landlord's general overhead and general administrative expenses (individual, partnership or corporate, as the case may be), which costs would not be chargeable to operating expense of the Adjacent Building and/or the Land, in accordance with generally accepted accounting principles, consistently applied; and (viii) all items and services for which Tenant or other Adjacent Building tenants specifically reimburse Landlord.

                               (C) [ Intentionally Omitted ].

                               (D) Tenant's  Percentage.  "Tenant's  Percentage"
 means the quotient of the rentable area of the Adjacent Premises divided by the rentable area of the Adjacent Building and shall be 3.47%. In the event of any changes in either or both of the rentable area of the Premises or the rentable area of the Adjacent Building, the Tenant's Percentage shall be appropriately modified.

                               (E) Rent Tax.  "Rent Tax" means and  includes
 any excise, sales or transaction privilege tax imposed or levied by the City, any government or governmental agency upon Landlord as a result of Landlord's receipt of any payment from Tenant, and also means and includes any tax or other charge based in whole or in part upon the value of this Lease , upon receipt, payment or right to collect Rent hereunder; provided, however, there is excluded herefrom any tax, charge, assessment or the like which is imposed in lieu of real estate taxes and other ad valorem taxes.


                               (ii)     Tax  Escalation.  Tenant shall pay to
 Landlord as Rent, in addition to installments of Adjacent Premises Rent required by Paragraph (a) hereof, an amount ("Tax Escalation Amount") equal to Tenant's Percentage of the amount by which Taxes assessed with respect to each calendar year (or pro-rated portion thereof, in the event that the Tenant vacates the Adjacent Premise' during a entire calendar year) (beginning with calendar year 1999) exceed the Base Tax Amount (which shall be deemed to be the Taxes allocable to the Adjacent Building with respect to calendar year 1999). Landlord may calculate the Tax Escalation Amount in any manner consistent with the foregoing. Tenant shall pay to Landlord the Tax Escalation Amount with respect to each calendar year in monthly installments at the same time and place as installments of Base Annual Rent under Paragraph 1 (a) hereof are to be paid, in an amount estimated from time to time by Landlord by a written notice to Tenant. Upon receipt by Landlord of all bills for Taxes attributable to a calendar year, Landlord shall furnish Tenant with a written statement of the actual Tax Escalation Amount of such calendar year. If the total amount paid by Tenant during any calendar year of the Term is less than the actual Tax Escalation Amount due from Tenant for such calendar year as shown on such statement, Tenant shall pay the deficiency to Landlord within fifteen (15) days after demand therefor by Landlord. If the total amount paid by Tenant during any calendar year exceeds the actual Tax Escalation Amount due from Tenant for such calendar year, such excess shall be credited against payments hereunder next due. If no such payments are next due, such excess shall be refunded by Landlord. The amount of any refund of taxes received by Landlord shall be credited against Taxes for the year in which such refund is received. In determining the amount of Taxes for the year, the amount of special assessments to be included shall be limited to the amount of the installment (plus any interest payable thereon) of such special assessment which would have been required to have been paid during such year if the Landlord had elected to have such special assessment paid over the maximum period of time permitted by law.

                            (iii)  Operating Expense Escalation.

                 (A) Tenant shall pay to Landlord as Additional
 Rent, in addition to the Base Rent required by Paragraph l (a) hereof, an amount ("Operating Expense Escalation Amount") equal to Tenant's Percentage of the amount by which Operating Expenses incurred by Landlord with respect to each calendar year (or pro-rated portion thereof, in the event that the Tenant vacates the Adjacent Premises during a entire calendar year)  (beginning  with calendar year 1999) exceed the  Operating  Expense
 Base Amount (which shall be deemed to be the Operating Expenses attributable to calendar year 1999). Landlord may calculate the Operating Expense Escalation Amount in any manner consistent with the foregoing. Tenant shall pay to Landlord the Operating Expense Escalation Amount with respect to each calendar year, in monthly installments at the same time and place as installments of Base Annual Rent under Paragraph l (a) hereof are to be paid, in an amount estimated from time to time by Landlord by a written notice to Tenant. Landlord shall cause to be kept books and records showing Operating Expenses in accordance with an appropriate system of accounts and accounting practices consistently maintained. As promptly as practicable following the close of each calendar year, Landlord shall deliver to Tenant its certificate specifying the amount of Operating Expenses for such calendar year. The certificate of Landlord shall constitute a determination which is final and conclusive on both Landlord and Tenant, unless Tenant asserts in a writing addressed to Landlord specified error(s) in Landlord's certificate within thirty (30) days after delivery thereof. During such thirty-day period, Tenant may, at its sole cost and expense, cause a certified public accountant to inspect Landlord's books and records relating to the calculation of Operating Expenses. Notwithstanding any assertion of error by Tenant, Tenant shall pay any deficiency to Landlord as shown by such certificate on the date of the monthly installment of Rent next due after receipt thereof. If the total amount paid by Tenant during any calendar year exceeds the actual Operating Expense Escalation Amount due from Tenant for such calendar year, such excess shall be credited against payments next due hereunder. If no such payments are next due, such excess shall be refunded by Landlord.

              (B) In the event the Adjacent Building is not fully Leased and occupied during any portion of any calendar year during the term of the Lease, an appropriate adjustment will be made in operating expenses for such calendar year to reflect the Operating Expenses that would have been incurred by Landlord for such year had the Adjacent Building been fully Leased and occupied during the entire calendar year, and Tenant shall pay Landlord, in the manner provided in Paragraph l(b)(v) hereof, Tenant's Percentage of such adjusted Operating Expenses in excess of the Operating Expense Base Amount.

                         (iv) [ Intentionally Omitted ].

                         (v) Direct Payment of Rent Tax. In the event that there shall be a Rent Tax imposed, asserted, assessed, levied upon or required to be paid or collected by Landlord, Tenant shall pay to Landlord, each month with thepayment of such month's Base Rent, the portion of Rent Tax which (in Landlord's sole judgment) is attributable to results from or is assessed upon or with respect to payments of Rent due hereunder for such month.

                         (vi) Manner and Timing of Payment. All amounts due The under this section as Additional Rent shall be payable in the manner and at such place as installments of Base Annual Rent provided for in Paragraph l(a) hereof. Without limitation on other obligations of Tenant which shall survive the expiration of the term of the Lease, the obligations of Tenant to pay the Additional Rent provided for in this Paragraph 1 shall survive the expiration of the term of the Lease. For any calendar year, which does not fall entirely within the term of the l ease, Tenant shall be obligated to pay only a pro rata share of the Tax Escalation Amount and the
 Operating   Expense   Escalation  Amount  as hereinabove  determined  based on
 the number of days of the term of the Lease falling within the calendar year in question.

                         (vii) Other Elements of Additional Rent. All costs and expenses which Tenant assumes or agrees to pay to Landlord pursuant to this Lease shall be deemed Additional Rent and shall be paid to Landlord without any deduction or set-off whatsoever. In the event of non-payment at such costs and expenses, Landlord shall have all the rights and remedies herein provided for in case of non-payment of Rent.

      (c) The Landlord shall provide the following services to the adjacent

 Premises:


      (i) Heat and Air Conditioning.  Air conditioning and  heat for normal
 office purposes  only  to  provide,   in  Landlord's   judgment  and  subject
 to all governmental rules, regulations and guidelines applicable thereto, comfortable occupancy Monday through Friday from 8:00 a.m. to 6:00 p.m., and Saturday from 9:00 a.m. to 1:00 p.m., Sundays and holidays excepted. Tenant agrees not to use any apparatus or device, in or upon or about the Adjacent Premises which in any way may increase the amount of such services usually furnished or supplied to said Adjacent Premises, and Tenant further agrees not to connect any apparatus or device with the conduits or pipes, or other mean by which such services are supplied for the purpose of using additional or unusual amounts of such services, without written consent of Landlord. Should Tenant use such services under this provision to excess or request the use of these services at other than operating hours listed above, Landlord reserves the right to charge for such services. The charge shall be payable as Additional Rent. Should Tenant refuse to make payment upon demand of Landlord, such excess charge shall constitute a breach of the obligation to pay Rent under this Lease and shall entitle Landlord to the rights hereinafter granted for such breach.

                          (ii)     Electricity for Ordinary Uses. Electric power
 for lighting and operation of normal office equipment, air conditioning and heating as may be required for comfortable occupancy of the Adjacent Premises between Monday and Friday from 8:00 a.m. to 6:00 p.m. and Saturdays from 9:00 a.m. to 1:00 p.m., Sundays and holidays excepted. Electric power furnished by the Landlord is intended to be that consumed in normal office use for the lighting, heating, ventilating, air conditioning and normal office equipment. Landlord reserves the right, if consumption of electricity by Tenant exceeds that required for normal office use as specified, at Landlord's sole discretion, to either separately meter the Adjacent Premises at Tenant's expense or to assess an extra monthly charge against Tenant (which shall be Additional Rent) in an amount which, in Landlord's reasonable judgment, compensates for such excess usage. If the Tenant refuses to pay upon demand of Landlord such meter installation charge or extra monthly charge, such refusal shall constitute a breach of the obligation to pay Rent under this Lease and shall entitle Landlord to the rights hereinafter granted for such breach.

                          (iii) Water.  Hot and cold water for drinking,
 lavatory and toilet purposes from the regular Adjacent Building supply through fixtures installed by Landlord (or by Tenant with Landlord's written consent).

                          (iv)  Exterior  and  Structural.  Landlord  agrees to
 maintain the exterior and interior of the Property to include lawn and shrub care, snow removal, maintenance of mechanical and electrical equipment, architectural finish, excluding only those items specifically excepted elsewhere in this Lease.

                           (v)  Additional  Work or  Service.  Should  Tenant
 require any work or service in addition to the work or services described above or outside of the hours or days specified above, Landlord may, on terms to be agreed and upon reasonable advance notice by Tenant, furnish such additional work or service and Tenant agrees to pay the Landlord such charges as may be agreed on, but in no event at a charge less than Landlord's actual cost plus overhead for the additional work or services provided, it being agreed that the cost to the Landlord of such additional services shall be excluded from Operating Expense but shall be Additional Rent; it is further agreed that Landlord may discontinue provision of any work or service upon Tenant's failure to pay therefor within thirty (30) days after notice of the amount and such failure shall constitute a breach of Tenant's obligation to pay Rent under this Lease and shall entitle Landlord to the rights hereinafter granted for such breach.

                           (vi) No Warranty:  Waiver of Landlord's  Liability.
 It is understood that Landlord does not warrant that any of the services referred to above. or any other services which Landlord may supply, will be free from interruption. Tenant acknowledges that any one or more such services may be suspended by reason of operation of law, mechanical breakdown, casualty, repair, inspection, renewal or other causes beyond the reasonable control of Landlord, including but not limited to acts of God, acts of civil disobedience, strikes, inability to secure electricity, gas, water or other fuel at the Adjacent Building, or act or default of Tenant or other parties. No such interruption or discontinuance of service shall be deemed an eviction or disturbance of Tenant's use and possession of the Premises, or any part thereof, or render Landlord liable to Tenant for damages, or relieve Tenant from performance of Tenant's obligations under this Lease.

                   (d) Tenant will contract directly with a vendor approved in advance by Landlord for the provision of char services to the Adjacent Premises, which contract shall require the Premises to be serviced by such vendor on a schedule approved by Landlord.

                   4. The rental payments hereinabove described are applicable to the Adjacent Premises only, and shall not in any way affect Tenant's rental payment or other obligation with respect to the Premises (as defined in the Lease). Tenant's use and occupancy of the Adjacent Premises shall, with the exception of the rental payments and services described above, se subject to all of the terms, conditions and requirements of the Lease applicable to the Premises (including without limitation that the term of the Lease, including Tenant's right to occupy the Adjacent Premises, shall expire on July 31, 2000).

                   5. The terms of the Lease are hereby amended to reflect the terms set forth in this Amendment. Except as expressly modified herein, the Lease is and shall remain in full force and effect; Tenant acknowledges and represents that Landlord is not, as of the date hereof, in default of any of its obligations under the Lease.

                                Signatures Follow

                  IN WITNESS WHEREOF, Landlord and Tenant have executed this Sixth Amendment to Lease as of the date and year first written above.

 WITNESS:                                      LANDLORD:

                         RIVERS JACK LIMITED PARTNERSHIP
                           By: DRAPER & KRAMER, INC.,
                                   as Manager


/s/   Felicia A. Caldwell                       /s/   William P. Holms III
 Name: Felicia A. Caldwell                       Name: William P. Holms III
 Title: Administrative Assistant                 Title: Dir. Of Prop Mgt.





/s/   Philip J. Wadden                         /s/   Eamonn Collopy
 Name: Philip J. Wadden                         Name: Eamonn Collopy
 Title: Administrative Assistant                Title: Vice President






                                                TENANT:

  ATTEST:                                       DIEHL GRAPHSOFT, INC.



/s/    Marianne M. Kubilus                 /s/    Richard Diehl
 Name:  Marianne M. Kubilus                 Name:  Richard Diehl
 Title: Exec. Asst.                         Title: C.E.O

                                   Exhibit 21

                      Subsidiaries of Small Business Issuer



Diehl Technologies, Inc.
 Incorporated in State of Delaware

Diehl Graphsoft International Inc.
 Incorported in Barbados

                         CONSENT OF INDEPENDENT AUDITORS





                                   EXHIBIT 23

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-31587) pertaining to the Amended and Restated Stock Option Plan of Diehl Graphsoft, Inc. of our report dated July 30, 1999, with respect to the consolidated financial statements of Diehl Graphsoft, Inc. included in the Annual Report (Form 10-KSB) for the year ended May 31, 1999.

                              /s/ Ernst & Young LLP

 Vienna, Virginia
July 30, 1999

                                   Exhibit 24

                              DIEHL GRAPHSOFT INC.
                                POWER OF ATTORNEY


          KNOW ALL MEN BY THESE PRESENTS that the undersigned Director(s) of Diehl Graphsoft, Inc., incorporated in the State of Maryland, hereby constitute and appoint Richard Diehl and Joseph Schmelzle, and either of them, the true and lawful agents and attorneys-in-fact of the undersigned with full power and authority in either said agent and attorney-in-fact, to sign for the undersigned and in their respective names as Directors of Diehl Graphsoft, Inc., the Annual Report on Form 10-KSB, and any and all further amendments to said report, hereby ratifying and confirming all acts taken by such agent and attorney-in-fact, herein authorized.

Dated as of: August 3, 1999



/s/ Richard Diehl                                 /s/ Richard Hug
    Richard Diehl                                     Richard Hug
    President                                         Director




/s/ Joseph Schmelzle                                      /s/ Frederic Unger
    Joseph Schmelzle                                  Frederic Unger
    Chief Financial Officer                           Director