Form 10QSB
period 1999-08-15
DIEHL GRAPHSOFT INC
filed 1999-10-15
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR  THE QUARTERLY PERIOD ENDED  AUGUST 31, 1999
                                       OR
[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 3,054,112 SHARES OF COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES ____ NO   X

                              DIEHL GRAPHSOFT, INC.
                                   FORM 10-QSB
                                      INDEX

Number                                                                 Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:
            Balance Sheet (unaudited) as of August 31, 1999             3

            Statements of Operations (unaudited) for the three
            months ended August 31, 1999 and 1998                       5

            Statements of Cash Flows (unaudited) for the three
            months ended August 31, 1999 and 1998                       6

            Statements of Stockholders' Equity (unaudited) as
            of August 31, 1999 and 1998                                 7

            Notes to Financial Statements                               8

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         9

PART II     OTHER INFORMATION

Item 2      Changes in Securities                                      13

Item 6      Exhibits and Reports                                       13

            SIGNATURES                                                 14

                                  BALANCE SHEET
                                 AUGUST 31, 1999
                                   (Unaudited)

                                     ASSETS

Current assets:

    Cash                                                       $ 1,121,405
    Marketable securities                                        8,554,216
    Accounts receivable                                            545,318
    Inventory                                                       92,408
    OTHER CURRENT ASSETS                                           245,334
                                                                ----------

         TOTAL CURRENT ASSETS                                   10,558,681

Fixed assets:

    Equipment                                                      902,160
    Furnishings and fixtures                                       128,504
    LEASEHOLD IMPROVEMENTS                                          47,688
                                                                ----------
                                                                 1,078,352

    ACCUMULATED DEPRECIATION                                       733,575

         NET FIXED ASSETS                                          344,777

Other assets:

    Software development and licensing costs, net
       of accumulated amortization of $1,232,943                 1,156,532
    OTHER                                                           22,336
                                                                ----------

         TOTAL OTHER ASSETS                                      1,178,868

                  TOTAL ASSETS                                 $12,082,326

                 See accompanying notes to financial statements

                     LIABITLITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                      $   827,671
    INCOME TAXES PAYABLE                                           184,763
                                                                ----------

         TOTAL CURRENT LIABILITIES                               1,012,434

Long term liabilities:

    DEFERRED INCOME TAXES                                          420,019

         TOTAL LIABILITIES                                       1,432,453

Stockholders' equity:

    Common stock - $.01 par value; 10,000,000 shares authorized, 3,054,112 shares

       issued and outstanding                                       30,541
    Additional paid in capital                                   3,890,528
    RETAINED EARNINGS                                            6,728,804
                                                                ----------

         TOTAL STOCKHOLDERS' EQUITY                             10,649,873

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $12,082,326

                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     For the three months
                                                       ended August 31,

                                                     1999            1998
                                                     ----            ----

Revenues                                         $2,679,548       $1,873,580

Cost of revenues                                    664,433          490,931
                                                  ---------        ---------

Gross Profit                                      2,015,115        1,382,649
                                                  ---------        ---------

Operating expenses:

    General and administrative                      524,956          433,264
    Selling & marketing                             620,204          478,799
    Research and development                        147,127          124,752
                                                  ---------        ---------

         Total operating expenses                 1,292,287        1,036,815
                                                  ---------        ---------

Income from operations                              722,828          345,834
                                                  ---------        ---------

Other income and expenses:

    Interest income                                 123,768          107,684
    Other                                            (5,123)             -
                                                  ---------        -------------

         Total other income and expenses            118,645          107,684
                                                  ---------         ---------

Income before income taxes                          841,473          453,518

Provision for income taxes                          273,000          134,000
                                                  ---------        ---------

Net income                                       $  568,473       $  319,518
                                                  =========        =========

Net income per share (basic and diluted)         $      .19       $      .10
                                                  =========        =========

Weighted average number of shares outstanding     3,059,845        3,147,637
                                                  =========        =========







                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          For the three months
                                                           ended August 31,
                                                           1999          1998

 Operating activities:

    Net income                                         $ 568,473     $ 319,518
    Adjustments:
       Deferred income taxes                              17,263         7,975
       Amortization of bond premiums and discounts       (37,666)      (17,454)
       Other amortization                                  5,123          -
       Depreciation                                       38,122        30,785
       Other amortization                                265,215       214,886
       Changes in operating assets and liabilities:

         Accounts receivable                            (174,572)      165,829
         Inventory                                        31,193       (33,175)
         Other assets                                     65,506       (28,130)
         Accounts payable and accrued expenses           121,927       (38,671)
         Income taxes receivable/payable                 237,734        51,025
                                                       ---------     ---------

            Net cash provided by operating activities  1,138,321       672,588

Investing activities:

    Purchases of marketable securities                     -        (2,995,538)
    Maturities of marketable securities                  152,245     2,964,000
    Capitalized software and licensing costs            (319,886)     (241,803)
    Purchase of fixed assets                             (29,887)      (34,235)
                                                       ---------     ---------

            Net cash used in investing activities       (197,528)     (307,574)
                                                       ---------     ---------

Financing activities:
     Redemption of commom stock                          (64,838)         -
                                                       ---------       --------

            Net cash used for financing activities       (64,838)         -
                                                       =========       ========

Net increase in cash                                     875,955       365,012

Cash balance at beginning of period                      245,450       376,754
                                                       ---------     ---------

Cash balance at end of period                         $1,121,405    $  741,766
                                                       =========     =========

Supplemental disclosure of cash flow information:

     Cash paid for income taxes                       $   18,000    $   75,000
                                                       =========     =========

                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                        STATEMENT OF STOCKHOLDER' EQUITY
                                   (Unaudited)

                                          Additional

                     Common     Common     Paid in      Retained

                     SHARES      STOCK     CAPITAL      EARNINGS       TOTAL

Balance

    May 31, 1998    3,147,637   $31,476   $4,182,812   $5,082,509  $ 9,296,797

Net Income             -           -           -          319,518      319,518
                    ---------    ------    ---------   ----------   ----------

Balance

    August 31, 1998 3,147,637   $31,476   $4,182,812   $5,402,027  $ 9,616,315
                    =========    ======    =========    =========    =========


Balance

   May 31, 1999     3,071,312   $30,713   $3,955,194   $6,160,331  $10,146,238

Redemption of

    Common Stock      (17,200)     (172)     (64,666)        -         (64,838)

Net Income               -          -            -        568,473      568,473
                    ---------    ------    ---------    ---------   -----------

Balance

    August 31, 1999 3,054,112   $30,541   $3,890,528   $6,728,804  $10,649,873
                    =========    ======    =========    =========   ==========















                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles or complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended August 31, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

NOTE B - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average number of shares outstanding during the periods is computed as follows:

                                             For the three months
                                               ended August 31,
                                               1999         1998

Average outstanding shares                  3,059,845    3,147,637

Dilutive effect of stock
  Options and warrants                           -            -
                                            ---------    ---------

Weighted average number of
  Shares outstanding                       3,059,845    3,147,637
                                           =========    =========

                              DIEHL GRAPHSOFT, INC.
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QBS) and oral statements made by or on behalf of its employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties, as discussed in this report and in the Company's Form 10-KSB, filed August 27, 1999, that could cause actual events or results to differ materially from those referred to in such forward looking statements. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations for the three months ended August 31, 1999 as compared to the three months ended August 31, 1998.

REVENUES

Revenues for the three months ended August 31, 1999 rose to $2,679,548 as compared to $1,873,580 for the three months ended August 31, 1998 representing a increase of 43%. Revenues include sales to existing customers, or upgrade revenues, and sales to new customers.

Revenues from the Windows version of VectorWorks rose to $807,811 for the three months ended August 31, 1999 as compared to $654,567 for the three months ended August 31, 1998. Upgrade revenues from conversion of earlier versions of VectorWorks for Windows, included in revenues from the Windows version above, rose to $133,219 for the three months ended August 31, 1999 as compared to $106,065 for the three months ended August 31, 1998. New customer revenues from the Windows version of VectorWorks rose to $674,592 for the three months ended August 31, 1999 as compared to $548,502 for the three months ended August 31, 1998. Increases in sales of the Windows version of VectorWorks were most notable in foreign sales and reflect the acceptance of the product and increased recognition in the industry.

Revenues from VectorWorks for the Macintosh version rose to $1,498,339 for the three months ended August 31, 1999 as compared to $1,169,185 for the three months ended August 31, 1998. Upgrade revenues from conversion of earlier versions of VectorWorks for the Macintosh, included in revenues from the Macintosh version above, declined to $178,183 for the three months ended August 31, 1999 as compared to $240,505 for the three months ended August 31, 1998. New customer revenues from the Macintosh rose to $1,320,156 for the three months ended August 31, 1999 as compared to $928,680 for the three months ended August 31, 1998. The market for the Macintosh version has shown strong growth principally in foreign sales and particularly in Japan where Apple Computer has maintained strong recognition.

Revenues from RenderWorks, a VectorWorks plug-in introduced in January 1999 were $302,226 for the three months ended August 31, 1999.

Foreign sales rose to $1,881,054 for the three months ended August 31, 1999 as compared with $1,249,600 for the three months ended August 31, 1998. Foreign sales represented 70.2% and 66.7% of total sales during the three months ended August 31, 1999 and 1998 respectively. Foreign sales to Japan, included with total foreign sales above, represented 33.2% and 41.2% of total sales for the three months ended August 31, 1999 and 1998 respectively. Foreign sales to the European countries represented the substantial remainder of foreign sales during the periods.

COST OF REVENUES

The cost of revenues for the three months ended August 31, 1999 rose to $664,433 as compared to $490,931 for the three months ended August 31, 1997 representing a increase of 35%. The gross profit percentages for the three months ended August 31, 1999 and 1998 were 75.2% and 73.8% respectively. Costs of software licensing and development, including amortization of capitalized costs and related payroll costs charged to cost of revenues rose to $370,551 for the three months ended August 31, 1999 as compared to $245,217 for the three months ended August 31, 1998. These expenses, which are not a direct function of revenue, rose due to the increased commitment to software licensing and development.
Profit margins rose even after giving effect to the increase in software development and licensing costs and reflect an increase in international sales which transfer substantial costs to the local foreign distributors where products are translated to native languages.

OPERATING EXPENSES

General and administrative expenses increased to $524,956 for the three months ended August 31, 1999 from $433,264 for the three months ended August 31, 1998 representing an increase of 21%. Salary expenses and overall fringe benefit costs, which contributed substantially to this increase, rose to $297,956 for the three months ended August 31, 1999 as compared with $228,931 for the three months ended August 31, 1998. These increases reflect the commitment to other areas of operations.

Research and development expenses increased to $147,127 for the three months ended August 31, 1999 from $124,752 for the three months ended August 31, 1998 representing and increase of 18%. This increase reflects the increased commitment by the Company to develop new engineering technology.

Selling and marketing expenses increased to $620,204 for the three months ended August 31, 1999 from $478,799 for the three months ended August 31, 1998 representing an increase of 30%. Salaries and contract fees contributed principally to this increase and rose to $310,451 for the three months ended August 31, 1999 from $131,279 for the three months ended August 31, 1998. This increase reflects the Company's increased commitment to market research on new products and product features. Advertising expenses partly offset these increases and declined to $217,074 for the three months ended August 31, 1999 from $248,438 for the three months ended August 31, 1998. This decrease reflects a streamlining of the advertising campaign principally in industry specific trade publications.

OTHER INCOME AND EXPENSES

Other income and expenses increased to $118,645 for the three months ended August 31, 1999 from $107,684 for the three months ended August 31, 1998 representing an increase of 10%. Interest income rose to $123,768 for the three months ended August 31, 1998 from $107,684 for the three months ended August 31, 1998. This increase reflects a larger investment base and a partial shift in the investment portfolio from tax exempt municipal obligations to other corporate and governmental securities during the past year which generally carry higher yields than tax exempt municipal obligations.

INCOME TAXES

The provision for income taxes was $273,000 for the three months ended August 31, 1999 as compared to $134,000 for the three months ended August 31, 1998 representing an increase of 104%. The effective tax rate was 32.4% and 29.5% for the three months ended August 31, 1999 and 1998 respectively. The increase in effective tax rates reflects the tax benefits received from a charitable donation of an earlier version of VectorWorks during the three months ended August 31, 1998.

NET INCOME

Net income increased to $568,473 or $.19 per share for the three months ended August 31, 1999 as compared with $319,518 or $.10 per share for the three months ended August 31, 1998 representing a increase in net income of 78%.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its working capital by $881,184 from $8,665,063 at August 31, 1998 to $9,546,247 at August 31, 1999. Working capital also rose from $9,071,332 at May 31, 1999 representing an increase of $474,915. The increase from August 31, 1998 to August 31, 1999 is primarily due to cash flows from operations during the period. These cash flows have been invested in part into equipment and software development. These cash flows have also been used to repurchase Company stock with remaining excess flows placed in marketable securities. Marketable securities at August 31, 1999 have maturities of seven years or less and were held 30% in corporate bonds, 36% in U.S. Treasury bills and 34% in municipal obligations. The Company held cash and marketable securities of $3.17 per share at August 31, 1999. During the three months ended August 31, 1999, the Company repurchased 17,200 share of its common stock at an average price of $3.77 per share.

The Company's future capital requirements will depend upon many factors, including the extent, timing and progress of the Company's development of new software. The Company anticipates that its existing capital resources and earnings from operations will be adequate to satisfy its capital requirements for the next twelve months. The Company will continue to have working capital needs that will be affected by the progress of the Company's research and development activities and capital expenditures. However, the Company expects that its current working capital along with the cash generated from future operations will satisfy its operating cash needs for the foreseeable fuuture.

PART II

                                OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  On February 28, 1995, the Company completed its initial public offering of common stock and warrants and raised net proceeds of $4,135,075 including the exercise of warrants. The effective date of the registration statement for the initial public offering was November 29, 1994. From February 28, 1995 through August 31, 1999, the net proceeds were used for software development, marketing, production and customer service, administration and working capital in accordance with the use of proceeds as described in the Prospectus for the offering.

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

                                        DIEHL GRAPHSOFT, INC.


DATE: October 14, 1999                  /s/ Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer



                                        By:/s/ Joseph Schmelzle
DATE: October 14, 1999                  By: Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer
                                        Chief Financial and Accounting Officer