Form 10QSB
period 1999-11-30
DIEHL GRAPHSOFT INC
filed 2000-01-14
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For  the quarterly period ended  November 30, 1999
                                                        OR

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

3,056,703 shares of common stock.

Transitional Small Business Disclosure Format (check one)   Yes ____ No __x__

                              DIEHL GRAPHSOFT, INC.

                                   FORM 10-QSB

                                      INDEX

Number                                                                 Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:
            Balance Sheet (unaudited) as of

            November 30, 1999                                           3

            Statements of Operations (unaudited) for the three months ended November 30, 1999 and 1998 and (unaudited) for the six months ended November 30, 1999 and 1998 4

            Statements of Cash Flows (unaudited) for the six months
            ended November 30, 1999 and 1998                            5

            Statements of Stockholders' Equity (unaudited) as
            of November 30, 1999 and 1998                               6

            Notes to Financial Statements                               7

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II     OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders        13

Item 6      Exhibits and Reports                                       13

            SIGNATURES                                                 14

                            BALANCE SHEET (Unaudited)

                                November 30, 1999

                                     ASSETS

Current assets:

    Cash                                                       $ 1,307,190
    Marketable securities                                        8,390,456
    Accounts receivable                                            352,832
    Inventory                                                       96,654
    Other current assets                                           282,186
        Total current assets                                    10,429,318

Fixed assets:

    Equipment                                                      938,881
    Furnishings and fixtures                                       131,358
    Leasehold improvements                                          47,688
                                                                 1,117,927

    Accumulated depreciation                                       775,441
        Net fixed assets                                           342,486

Other assets:

    Software development and licensing costs, net

       of accumulated amortization of $1,504,773                 1,228,413
    Other                                                           20,406
        Total other assets                                       1,248,819

                  Total assets                                 $12,020,623

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                      $   790,206
    Income taxes payable                                            42,861
        Total current liabilities                                  833,067

Long term liabilities:

    Deferred income taxes                                          442,239
        Total liabilities                                        1,275,306

Stockholders' equity:

    Common stock - $.01 par value; 10,000,000 shares

      authorized, 3,056,703 shares issued and outstanding           30,567
    Additional paid in capital                                   3,899,599
    Retained earnings                                            6,815,151

        Total stockholders' equity                              10,745,317

                Total liabilities and stockholders' equity     $12,020,623

                 See accompanying notes to financial statements
                                        3

                              DIEHL GRAPHSOFT, INC.

                             STATEMENT OF OPERATIONS

                                   (Unaudited)

                           For the three month period   For the six month period
                                  ended November 30,       ended November 30,

                                 1999           1998          1999          1998

Revenues                   $1,767,705     $1,187,495    $4,447,253    $3,061,075

Cost of revenues              533,056        451,117     1,197,489       942,048

Gross profit                1,234,649        736,378     3,249,764     2,119,027

Operating expenses:

  General & administrative    499,766        434,986     1,024,722       868,250
  Selling & marketing         624,940        495,636     1,245,144       974,435
  Research & development      117,575         96,630       264,702       221,382
   Total operating expenses 1,242,281      1,027,252     2,534,568     2,064,067

Income (loss) from

  operations                   (7,632)      (290,874)      715,196        54,960

Other income and expenses:

  Interest income             123,979        111,020       247,747       218,704
  Other                          -              -           (5,123)         -
    Total other income        123,979        111,020       242,624       218,704

Income (loss) before

  income taxes                116,347       (179,854)      957,820       273,664

Provision (credit) for

  income taxes                 30,000        (73,000)      303,000        61,000

Net income (loss)          $   86,347     $ (106,854)   $  654,820    $  212,664

Net income (loss) per

  Share - basic and

  fully dituled            $      .03     $     (.03)   $      .21    $      .07

Weighted average number
of shares outstanding -

basic                       3,054,976      3,113,270     3,057,411     3,130,454

Weighted average number
of shares outstanding -

fully diluted               3,076,623      3,113,270     3,069,655     3,130,454

                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.

                             STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                                       For the six months
                                                        ended November 30,
                                                         1999          1998

Cash flows from operating activities:

    Net income                                         $ 654,820     $ 212,664
    Adjustments to reconcile net income to net
    Cash provided by operating activities:

       Deferred income taxes                              39,483        30,692
       Amortization of bond premiums and discounts       (73,906)      (35,887)
       Other amortization                                538,976       435,909
          Depreciation and amortization                   79,988        75,495
       Other                                               5,123           -
          Changes in operating assets and liabilities:

         Accounts receivable                              17,914       141,941
         Inventory                                        26,947       (89,210)
         Other assets                                     28,654      (180,750)
         Accounts payable and accrued expenses            93,558       115,114
         Income taxes receivable/payable                  95,835      (276,092)
            Net cash provided by operating activities: 1,507,392       429,876

Cash flows from investing activities:

    Purchases of marketable securities                      -       (2,995,538)
    Maturities of marketable securities                  352,245     2,964,000
    Capitalized software costs                          (663,597)     (515,003)
    Purchase of fixed assets                             (69,462)      (94,262)
            Net cash used in investing activities       (380,814)     (640,803)

Cash flows from financing activities:

    Redemption of common stock                           (64,838)     (158,163)
            Net used in financing activities             (64,838)     (158,163)

Net change in cash                                     1,061,740      (369,090)

Cash balance beginning of period                         245,450       376,754

Cash balance end of period                            $1,307,190   $     7,664

Supplemental disclosure of cash flow information:

    Cash paid for income taxes                        $  167,682   $   306,400

    Issuance of common stock                          $    9,097   $      -
    Reduction in accrued expenses                          9,097          -
                                                      $    -       $      -

                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.

                        STATEMENT OF STOCKHOLDER' EQUITY

                                   (Unaudited)

                                            Additional
                         Common     Common     Paid in      Retained
                         shares      stock     Capital      Earnings       Total

Balance

    May 31, 1998      3,147,637  $ 31,476  $ 4,182,812  $ 5,082,509  $ 9,296,797

Redemption of

    Common stock       (55,900)     (559)    (157,604)       -         (158,163)

Net Income                 -          -            -        212,664      212,664

Balance

    November 30, 1998 3,091,737  $ 30,917  $ 4,025,208  $ 5,295,173  $ 9,351,298

Balance

    May 31, 1999      3,071,312  $ 30,713  $ 3,955,194  $ 6,160,331  $10,146,238

Issuance of

    Common stock          2,591        26        9,071        -            9,097

Redemption of

    Common stock       (17,200)     (172)     (64,666)       -          (64,838)

Net Income                 -          -           -         654,820      654,820

Balance

    November 30, 1999 3,056,703  $ 30,567  $ 3,899,599  $ 6,815,151  $10,745,317














                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

NOTE B - Lease Commitment

     The Company entered into an agreement for lease of space in Columbia, Maryland which provides for minimum monthly payments of $30,501 plus allocable common area maintenance expenses from August 2000 through July 2010.

NOTE C - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average number of shares outstanding during the periods is computed as follows:

                                    For the three months     For the six months
                                     ended November 30,      ended November 30,
                                     1999         1998         1999        1998

Average outstanding shares       3,054,976    3,113,270    3,057,411   3,130,454

Dilutive effect of stock

  options and warrants              21,647         -          12,244       -
Weighted average number of
  shares outstanding             3,076,623    3,113,270    3,069,655   3,130,454

                              DIEHL GRAPHSOFT, INC.

                       MANAGEMENT'S DISCUSSION & ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. Included in such risks are (1) the acceptance of new product introductions, (2) quality of engineering in new software, (3) lost goodwill associated with change in product name of the Company's principal product
MiniCAD to VectorWorks, (4) delays pertaining to planned introduction of new products, (5) lack of diversified product portfolio, (6) effect of competitor inroads into the Company's markets, (7) limited barriers to entry, (8) reliance on international markets and foreign currency fluctuations, (9) dependence on distributor channels, (10) fluctuations in quarterly operations associated with the age of Company products in their life cycles and the timing of orders from distributors, (11) intellectual property infringements, and (12) attraction and retention of quality employees, and others as reported in the Company's Annual Report Form 10KSB for the fiscal year ended May 31, 1999, elsewhere in the report and in other reports, documents and statements filed by the Company. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

     Results of Operations for the three and six months ended November 30, 1999 as compared to the three and six months ended November 30, 1998.

REVENUES

     Revenues for the three months ended November 30,1999 rose to $1,767,705 as compared to $1,187,495 for the three months ended November 30, 1998 representing a increase of 48.9%. Revenues for the six month period ended November 30, 1999 rose to $4,447,253 from $3,061,075 for the six month period ended November 30, 1998 representing an increase of 45.3%. Revenues include sales to existing customers, or upgrade revenues, and sales to new customers.

     Revenues from the Windows version of VectorWorks rose to $715,857 for the three months ended November 30, 1999 from $497,088 for the three months ended November 30, 1998. Revenues from the Windows version of VectorWorks rose to $1,522,869 for the six months ended November 30, 1999 $1,151,656 for earlier versions of VectorWorks for Windows, included in revenues from the Windows version above rose to $87,840 for the three months ended November 30, 1999 from $77,629 for the three months ended November 30, 1998. These upgrade revenues from the Windows version of VectorWorks rose to $221,059 for the six months ended November 30, 1999 from $183,692 for the six months ended November 30, 1998. New customer revenues from the Windows version of VectorWorks rose to $628,017 for the three months ended Novembeer 30, 1999 from $419,459 for the three months ended November 30, 1998. These same new customer revenues from the Windows version of VectorWorks rose to $1,301,810 for the six months ended November 30, 1999 from $967,964 for the three months ended November 30, 1998. Increases in sales of the Windows version of VectorWorks were most notable in foreign markets and reflect the acceptance of the product and increased recognition in the industry.

     Revenues from the Macintosh version of VectorWorks rose to $801,358 for the three months ended November 30, 1999 from $637,253 for the three months ended November 30, 1998. Revenues from the Macintosh version of VectorWorks rose to 2,299,697 for the six months ended November 30, 1999 as compared to $1,806,437 for the six months ended November 30, 1998. Upgrade revenues from conversion of earlier versions of VectorWorks for the Macintosh rose to $123,540 for the three months ended November 30, 1999 as compared to $68,318 for the three months ended November 30, 1998. These upgrade revenues from conversion of earlier version of VectorWorks for the Macintosh declined to $301,722 for the six months ended November 30, 1999 from $308,822 for the six months ended November 30, 1998. New customer revenues from the Macintosh version of VectorWorks rose to $677,818 for the three months ended November 30, 1999 from$568,935 for the three months ended November 30, 1998. These new customer revenues from the Macintosh version of VectorWorks rose to $1,997,975 for the six months ended November 30, 1999 from $1,497,615 for the six months ended November 30, 1998. Sales for the Macintosh version have shown growth principally in foreign markets where VectorWorks was introduced at the beginning of this fiscal year.

     Revenues from RenderWorks, a VectorWorks plug-in introduced in January 1999 were $196,297 for the three months ended November 30, 1999 and $498,523 for the six months ended November 30, 1999.

     Foreign sales rose to $1,070,229 for the three months ended November 30, 1999 from $636,907 for the three months ended November 30, 1998. Foreign sales represented 60.5% and 53.6% of total sales during the three months ended November 30, 1999 and 1998 respectively. Foreign sales rose to $2,951,282 for the six months ended November 30, 1999 from $1,886,508 for the six months ended November 30, 1998. Foreign sales represented 66.4% and 61.6% of total sales during the six months ended November 30, 1999 and 1998 respectively. Foreign sales to Japan, included with total foreign sales above were 22.5% and 13.9% of total sales for the three months ended November 30, 1999 and 1998 respectively. Foreign sales to Japan included with total foreign sales above were 28.9% and 30.6% of total sales for the six months ended November 30, 1999 and 1998 respectively. Foreign sales to the European countries represented the substantial remainder of foreign sales during the periods.

     The cost of revenues for the three months ended November 30, 1999 rose to $533,056 from $451,117 for the three months ended November 30, 1998 representing an increase of 18.2%. The cost of revenues for the six months ended November 30, 1999 rose to $1,197,489 from $942,048 for the six months ended November 30, 1998 representing an increase of 27.1%. The gross profit percentages for the three months ended November 30, 1999 and 1998 were 69.8% and 62.0% respectively. The gross profit percentages for the six months ended November 30, 1999 and 1998 were 73.1% and 69.2% respectively. Software licensing and development amortization expenses included in cost of revenues, which is not directly a function of revenue, rose to $271,830 for the three months ended November 30, 1999 from $223,432 for the three months ended November 30, 1998. Software licensing and development amortization expense and related payroll costs included in costs of revenues rose to $641,637 for the six months ended November 30, 1999 from $468,647 for the six months ended November 30, 1998. The increase in amortization expenses is attributable to the Company's commitment to development of new engineering technology. Profit margins rose even giving effect to the increases in software licensing and development and reflect the increase in international sales which transfer substantial cost to the local foreign distributors where products are translated to native languages. Consequently, other salary expenses and materials charged to cost of revenues did not rise proportionally to the increase in revenue in the three and six month periods ended November 30, 1999 as compared with the three and six months periods ended November 30, 1998. These salaries included technical support to customers and documentation of product manuals and other publications.

OPERATING EXPENSES

     General and administrative expenses rose to $499,766 for the three months ended November 30, 1999 from $434,986 for the three months ended November 30, 1998 representing an increase of 14.9%. General and administrative expenses rose to $1,024,722 in the six month period ended November 30, 1999 from $868,250 for the six months ended November 30, 1998. Salary expense and overall fringe benefit expenses rose to 238,981 during the three months ended November 30, 1999 from $205,993 during the three months ended November 30, 1998. Salary and overall fringe benefit expenses rose to $521,135 during the six months ended November 30, from $423,242 for the six months ended November 30, 1998. These increases reflect the Company's commitment to other areas of operations.

     Research and development expenses rose to $117,575 for the three months ended November 30, 1999 from $96,630 for the three months ended November
30, 1998 representing an increase of 21.7%. Research and development expenses rose to $264,702 for the six months ended November 30, 1999 from $221,382 for the six months ended November 30, 1998 representing and increase of 19.6%. This increase reflects the increased commitment by the Company to develop new engineering technology.

     Selling and marketing expenses rose to $624,940 for the three months ended November 30, 1999 from $495,636 for the three months ended November 30, 1998 representing an increase of 26.1%. Selling and marketing expenses rose to $1,245,144 for the six months ended November 30, 1999 from $974,435 for the six months ended November 30, 1998 representing an increase of 27.8%. Salary expenses and related contract fees substantially contributed to the increase rising to $245,673 for the three months ended November 30, 1999 from $133,341 for the three months ended November 30, 1998. Salary expenses and related contract fees also rose to $544,711 for the six months ended November 30, 1999 from $254,850 for the six months ended November 30, 1998. This increase principally reflects the Company's commitment to market research of new products and new product features. These increases were partly offset by declines in trade show expenses in the three and six month periods ended November 30, 1999 as compared with the three and six month periods ended November 30, 1998. These declines reflect a streamlining of these costs and the shows that are attended.

OTHER INCOME AND EXPENSES

     Other income and expenses rose to $123,979 for the three months ended November 30, 1999 from $111,020 for the three months ended November 30, 1998 representing and increase of 11.7%. Other income and expenses rose to $242,624 for the six months ended November 30, 1999 from $218,704 for the six months ended November 30, 1998 representing an increase of 10.9%. Interest income rose to $123,979 for the three months ended November 30, 1999 from $111,020 for the three months ended November 30, 1998. Interest income rose to $247,747 for the six months ended November 30, 1999 from $218,704 for the six months ended November 30, 1998. This increase reflects a larger investment base and a partial shift in the investment portfolio from tax exempt municipal obligations to other corporate and U.S. government obligations during the three and six months ended November 30, 1999 when compared with the three and six months ended November 30, 1998. These corporate and U.S. government obligations generally carry slightly higher yields than tax exempt municipal obligations.

INCOME TAXES

     The provision for income taxes was $30,000 for the three months ended November 30, 1999 as compared to a credit of $73,000 for the three months ended November 30, 1998. The provision for income taxes was $303,000 for the six months ended November 30, 1999 as compared to $61,000 for the six months ended November 30, 1998. The effective tax rates were 25.8% and (40.6%) for the three months ended November 30, 1999 and 1998, respectively. The effective tax rates were 31.6% and 22.2% for the six months ended November 30, 1999 and 1998, respectively. The effective tax rate for the three months ended November 30, 1998 reflects a loss before the credit for income taxes during the period. The effective tax rates were otherwise lower in the three and six month periods ended November 30, 1998 when compared to the three and six month periods ended November 30, 1999 because of the tax benefits of a charitable donation of an earlier version of VectorWorks and the greater portion of total income being derived from tax exempt investment income during the periods.

NET INCOME

     The Company reported a net income of $86,347 or $.03 per share (basic and fully diluted) for the three months ended November 30, 1999 as compared to a net loss of $106,854 or $.03 per share (basic and fully diluted) for the three months ended November 30, 1998. The Company reported net income of $654,820 or $.21 per share (basic and fully diluted) for the six months ended November 30, 1998 and $212,664 or $.07 per share (basic and fully diluted) for the six months ended November 30, 1998 representing an increase of 208%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company increased its working capital by $1,239,182 or 14.8% from $8,357,069 at November 30, 1998 to $9,596,251 at November 30, 1999. Working
capital also rose from $9,071,332 at May 31, 1999 representing an increase of $524,919. The increase from November 30, 1998 to November 30, 1999 is primarily due to cash flows from operations during the period. These cash flows have been in part invested in equipment and software development. During the six months ended November 30, 1999, the Company also used these cash flows to repurchase and retire 17,200 shares of common stock at an average price of $3.77 per share. The Company continues to maintain its excess cash in marketable securities having maturities of generally seven years or less. At November 30, 1999, marketable securities consisted of 30% corporate bonds, 32% municipal obligations and 38% U.S. Government obligations. At November 30, 1999, the Company held cash and marketable securities of $3.17 per share.

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

PART II

                                OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The Company held its annual meeting on November 9, 1999

                                            Against/     Absten-        Broker
                                     For    Withheld     tions         Non-votes

                  Election
                  Of Directors

                  Joseph Schmelzle    Continuing in Office
                  Richard Hug         Continuing in Office
                  Frederick Unger     2,122,824    -            -        932,788
                  Richard Diehl       2,122,324    500          -        932,788

                  Ratification of
                  Appointment of
                  Independent
                  Auditors            2,122,824    -            -        932,788

Item 6.           Exhibits and Reports
                  Exhibit 27 - Financial Data Schedule

                  The Company has filed no reports on Form 8-K during the three months ended November 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIEHL GRAPHSOFT, INC.

DATE: January 14, 2000                  By:/s/Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer


DATE: January 14, 2000                  /s/ Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer

                     Chief Financial and Accounting Officer