Form 10QSB
period 2000-02-29
DIEHL GRAPHSOFT INC
filed 2000-04-14
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR  THE QUARTERLY PERIOD ENDED  FEBRUARY 29, 2000
                                                                  OR

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

3,070,705 SHARES OF COMMON STOCK.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE)   YES ____ NO __X__

                              DIEHL GRAPHSOFT, INC.

                                   FORM 10-QSB

                                      INDEX

Number                                                                 Page

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements:
            Balance Sheet (unaudited) as of

            February 29, 2000                                           3

            Statements of Operations (unaudited) for the three months ended February 29, 2000 and Febrary 28, 1999 and (unaudited) for the nine months ended February 29, 2000 and Febrary 28, 1999 4

            Statements of Cash Flows (unaudited) for the nine months
            ended February 29, 2000 and February 28, 1999               5

            Statements of Stockholders' Equity (unaudited) as
            of February 29, 2000 and February 28, 1999                  6

            Notes to Financial Statements                               7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II     OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds                  12

Item 6      Exhibits and Reports                                       13

            SIGNATURES                                                 14

                                        2





                              DIEHL GRAPHSOFT, INC.

                            BALANCE SHEET (Unaudited)

                                February 29, 2000

                                                                ASSETS

Current assets:

    Cash                                                       $ 1,075,441
    Marketable securities                                        8,419,788
    Accounts receivable                                            458,928
    Inventory                                                       74,286
    OTHER                                                          237,254
                                                                ----------
        TOTAL CURRENT ASSETS                                    10,265,697

Fixed assets:

    Equipment                                                      968,492
    Furnishings and fixtures                                       133,017
    LEASEHOLD IMPROVEMENTS                                          47,688
                                                                ----------
                                                                 1,149,197

    ACCUMULATED DEPRECIATION                                       819,967
        NET FIXED ASSETS                                           329,230

Other assets:

    Certificate of deposit                                          30,502
    Deferred transaction costs, net of

      accumulated amortization of $24,369                          251,119
    Software development and licensing costs, net

      of accumulated amortization of $1,793,345                  1,297,656
    OTHER                                                            9,302
                                                                ----------
        TOTAL OTHER ASSETS                                       1,588,579
                  TOTAL ASSETS                                 $12,183,506

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                      $   736,211
    INCOME TAXES PAYABLE                                            35,861
                                                                ----------
        TOTAL CURRENT LIABILITIES                                  772,072

Long term liabilities:

    DEFERRED INCOME TAXES                                          442,239
        TOTAL LIABILITIES                                        1,214,311

Stockholders' equity:

    Common stock - $.01 par value; 10,000,000 shares authorized, 3,070,705 shares

       issued and outstanding                                       30,707
    Additional paid in capital                                   3,998,900
    RETAINED EARNINGS                                            6,939,588
                                                                ----------
        TOTAL STOCKHOLDERS' EQUITY                              10,969,195
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $12,183,506

                 See accompanying notes to financial statements
                                          3





                                DIEHL GRAPHSOFT, INC.

                       STATEMENT OF OPERATIONS (Unaudited)

                         For the three                     For the nine
                       month period ended               month period ended
                      FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,  FEBRUARY 28,

                             2000            1999          2000          1999
                             ----            ----          ----        --------

Sales                    $2,013,652      $2,409,580      $6,460,905   $5,470,655

COST OF SALES               598,364         721,422       1,795,853    1,663,470
                          ---------       ---------       ---------   ----------

GROSS PROFIT              1,415,288       1,688,158       4,665,052    3,807,185
                          ---------       ---------       ---------    ---------

Operating expenses:
 General &
   administrative           549,302         525,673       1,574,024    1,393,923
 Selling & marketing        691,073         566,197       1,936,217    1,540,632
 Research &

   DEVELOPMENT              118,412         145,703         383,114      367,085
                          ---------       ---------       ---------   ----------
    Total operating

      EXPENSES            1,358,787       1,237,573       3,893,355    3,301,640
                          ---------       ---------       ---------   ----------

INCOME FROM OPERATIONS       56,501         450,585         771,697      505,545
                          ---------       ---------       ---------   ----------

Other income and expenses:

  Interest income           120,936         114,044         368,683      332,748
  OTHER                        -             12,547          (5,123)      12,547
                          ---------       ---------        --------    ---------
    TOTAL OTHER INCOME      120,936         126,591         363,560      345,295
                          ---------       ---------        --------   ----------

Income before

  income taxes              177,437         577,176       1,135,257      850,840

Provision for

  INCOME TAXES               53,000         155,000         356,000      216,000
                          ---------       ---------       ---------   ----------

NET INCOME               $  124,437      $  422,176      $  779,257   $  634,840
                          =========       =========       =========    =========

Net income per
  share - basic and

  FULLY DILUTED          $      .04      $      .14     $       .25   $      .20
                          =========       =========      ==========   ==========

Weighted average number of shares outstanding:

     BASIC                3,070,705       3,092,179       3,061,844    3,117,695
                          =========       =========       =========    =========

     FULLY DILUTED        3,103,140       3,092,179       3,080,310    3,117,695
                          =========       =========       =========    =========

                 See accompanying notes to financial statements
                                        4





                              DIEHL GRAPHSOFT, INC.
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                      For the nine months ended
                                                      FEBRUARY 29, FEBRUARY 28,
                                                       2000           1999

Cash flows from operating activities:

    Net income                                         $ 779,257     $ 634,840
    Adjustments to reconcile net income to net cash provided by operating activities:

       Amortization of bond premiums and discounts      (113,238)      (55,390)
       Deferred income taxes                              39,483        29,543
       Depreciation and other amortization               953,991       999,663
       Other                                               5,123       (12,547)
       Changes in operating assets and liabilities:

         Accounts receivable                             (88,182)     (118,022)
         Inventory                                        49,315       (65,246)
         Other current assets                             73,586       (99,304)
         Other assets                                        (50)          (50)
         Accounts payable and accrued expenses            39,565       233,310
         INCOME TAXES RECEIVABLE/PAYABLE                  88,835      (153,360)
                                                       ---------     ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES     1,827,685     1,393,437
                                                       ---------     ---------

Cash flows from investing activities:

    Purchase of certificate of deposit                   (30,502)         -
    Purchases of marketable securities                      -       (2,995,538)
    Sale and maturities of marketable securities         357,245     3,683,400
    Capitalized software and licensing costs          (1,021,412)     (964,638)
    Purchase of fixed assets                            (100,732)     (125,887)
    INVESTMENT IN TRANSACTION COSTS                     (236,896)         -
                                                       ----------    -----------
         Net cash (used in)

         INVESTING ACTIVITIES                         (1,032,297)     (402,663)
                                                       ---------     ---------

Cash flows from financing activities:

    Issuance of common stock                              99,441          -
    REDEMPTION OF COMMON STOCK                           (64,838)     (170,795)
                                                       ---------     ---------
         Net cash provided by (used in)

         FINANCING ACTIVITIES                             34,603      (170,795)
                                                       ---------     ---------

Net increase in cash                                     829,991       819,979
CASH BALANCE BEGINNING OF PERIOD                         245,450       376,754
                                                       ---------     ---------
CASH BALANCE END OF PERIOD                            $1,075,441    $1,196,733
                                                       =========     =========

Supplemental disclosure of cash flow information:

    CASH PAID FOR INCOME TAXES                        $  227,682    $  339,817
                                                       =========     =========

    Issuance of common stock                          $    9,097    $    7,500
    REDUCTION IN ACCRUED EXPENSES                         (9,097)       (7,500)
                                                       ---------     ---------
                                                      $     -       $     -
      See accompanying notes to
                                                       =========     ===========
                  See accompanying note to financial statements

                              DIEHL GRAPHSOFT, INC.
                        STATEMENT OF STOCKHOLDER' EQUITY
                                   (Unaudited)

                                             Additional

                         Common     Common     Paid in      Retained

                         SHARES      STOCK     CAPITAL      EARNINGS       TOTAL

Balance

    May 31, 1998      3,147,637   $31,476   $4,182,812   $5,082,509  $ 9,296,797

Issuance of

     Common Stock         1,875        19        7,481         -           7,500
Redemption of
    Common Stock       (60,200)     (602)    (170,193)        -        (170,795)

NET INCOME                 -          -           -         634,840      634,840
                      ---------    ------     --------    ---------     --------

Balance

    FEBRUARY 28, 1999 3,089,312   $30,893   $4,020,100   $5,717,349  $ 9,768,342
                      =========   =======   ==========   ==========   ==========

Balance

    May 31, 1999      3,071,314   $30,713   $3,955,194   $6,160,331  $10,146,238

Issuance of

    Common Stock         16,591       166      108,372        -          108,538

Redemption of

    Common Stock       (17,200)     (172)     (64,666)       -          (64,838)

NET INCOME                 -           -           -        779,257      779,257
                      ---------   --------  -----------  ----------   ----------

Balance

    FEBRUARY 29,2000  3,070,705   $30,707   $3,998,900   $6,939,588  $10,969,195
                      =========    ======    =========    =========   ==========








                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended February 29, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2000.

NOTE B - WEIGHTED AVERAGE SHARES OUTSTANDING

     Weighted average number of shares outstanding during the periods is computed as follows:

                             For the  three  months  ended  For the nine  months
                              ended  FEBRUARY  29,   FEBRUARY  28  FEBRUARY  29,
                              FEBRUARY 28,

                                2000         1999            2000         1999
                                ----         ----            ----         ----

Average outstanding shares   3,070,705    3,092,179        3,061,844   3,117,695

Diluted effect of stock

  OPTIONS AND WARRANTS          32,435        -               18,466        -
                             ---------    ---------        ---------   ---------
Weighted average number of
  SHARES OUTSTANDING         3,103,140    3,092,179        3,080,310   3,117,695
                             =========    =========        =========   =========


Note C - DEFERRED TRANSACTION COST

         On February 18,2000 the Company signed an agreement and plan of merger with a wholly owned subsidiary of Nemetschek A.G. The agreement provides for the conversion of all Company common stock into cash at $9.50 per share upon satisfaction of all outstanding conditions. In connection with the agreement, the Company incurred cost totaling $236,896, which is reported on the balance sheet at February 29, 2000 with deferred transaction costs.

                              DIEHL GRAPHSOFT, INC.
                       MANAGEMENT'S DISCUSSION & ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In connection with the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act"), the Company is hereby disclosing certain cautionary information to be used in connection with written materials (including this Report on Form 10-QSB) and oral statements made by or on behalf of its employees and representatives that may contain "forward looking statements" within the meaning of the Litigation Reform Act. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The listener or reader is cautioned that all forward looking statements are necessarily speculative and there are numerous risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. Included in such risks are (1) the acceptance of new product introductions, (2) quality of engineering in new software, (3) delays pertaining to planned introduction of new products, (4) lack of diversified product portfolio, (5) effect of competitor inroads into the Company's markets, (6) limited barriers to entry,
(7) reliance on international markets and foreign currency fluctuations, (8) dependence on distributor channels, (9) fluctuations in quarterly operations associated with the age of Company products in their life cycles and the timing of orders from distributors, (10) intellectual property infringements, and (11) attraction and retention of quality employees, among others. The reader or listener is cautioned that the Company does not have a policy of updating or revising forward looking statements and thus he or she should not assume that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

Results of Operations for the three and nine months ended February 29, 2000 as compared to the three and nine months ended February 28, 1999.

REVENUES

     Revenues for the three months ended February 29, 2000 were $2,013,652 as compared to $2,409,580 for the three months ended February 28, 1999 representing a decrease of 16.4%. Revenues for the nine months ended February 29, 2000 were $6,460,905 as compared to $5,470,655 for the nine months ended February 28, 1999 representing an increase of 18.1%. The following table sets forth the changes in the selective components of revenue for the three and nine month periods ended February 29, 2000 as compared with the three and nine month periods ended February 28, 1999.

               For the three month  period ended   For  the  nine  month  period
                ended  FEBRUARY 29,  FEBRUARY 28,  FEBRUARY 29, FEBRUARY 28,

                       2000            1999              2000           1999

VectorWorks for
   Windows

    (New product)     $602,595        $660,164         $1,904,404     $1,628,128

VectorWorks for

  Windows (Upgrades)   103,364         166,926            324,423        350,618

VectorWorks for
  the Macintosh

 (New product)         699,019         910,252          2,699,993      2,407,867

VectorWorks for
  the Macintosh

  (Upgrades)           133,490         263,854            435,212        572,676

RenderWorks            109,816         319,472            319,472        608,339

Revenues dropped in the three months ended February 29, 2000 from the three months ended February 28, 1999. The drop is largely attributable to the aging of VectorWorks and RenderWorks as products in the marketplace. These declines were partly offset by the Company's introduction of VectorWorks Architect in December 1999, which carries industry specific solutions for the architectural market, and generated revenues of $180,849 for the three months ended February 29, 2000. VectorWorks was introduced in January 1999 and foreign revenues contributed substantially to the growth for the nine months ended February 29, 2000 when compared with the nine months ended February 28, 1999. Foreign revenues totaled $1,149,699 for the three months ended February 29, 2000 as compared to $1,141,536 for the three months ended February 28, 1999. Foreign revenues represented 57.1% and 47.4% of total revenues for the three months ended February 29, 2000 and February 28, 1999 respectively. Foreign revenues totaled $4,102,812 for the nine months ended February 29, 2000 as compared to $3,028,044 for the nine months ended February 28, 1999. Foreign revenues represented 63.5% and 55.4% of total revenues for the nine months ended February 29, 2000 and February 28, 1999 respectively. Foreign revenues from Japan represented 10.3% and 13.7% of total revenues for the three months ended February 29, 2000 and February 28, 1999 respectively. Foreign revenues from Japan represented 24.2% and 23.2% of total revenues for the nine months ended February 29, 2000 and February 28, 1999 respectively. The decline in revenue from Japan in the three month periods ended February 29, 2000 and February 28, 1999 when compared with the nine month periods ended February 29, 2000 and February 28, 1999 is largely attributable to timing of large orders. Revenues from European countries represent the substantial remainder of foreign revenues during the periods presented.

COST OF REVENUES

The cost of revenues for the three months ended February 29, 2000 was $598,364 as compared to $721,422 for the three months ended February 28, 1999 representing an decrease of 17.1%. The cost of revenues for the nine months ended February 29, 2000 was $1,795,853 as compared to $1,663,470 for the nine months ended February 28, 1999 representing an increase of 8.0%. The gross profit percentages for the three months ended February 29, 2000 and February 28, 1999 were 70.3% and 70.1% respectively. The gross profit percentages for the nine months ended February 29, 2000 and February 28, 1999 were 72.2% and 69.6% respectively. The slight improvement in gross profit percentage during the three and nine months ended February 29, 2000 as compared to the three and nine months ended February 28, 1999 is largely due to the reduction in upgrade revenues which generally have costs equal to those of new products and generate less revenue per unit. Additionally, increased foreign revenues contributed to this decrease where much of the production costs are passed to local foreign distributors. Increased amortization of software development and licensing costs partly offset the increases in gross profit percentages. These costs rose to $288,572 for the three months ended February 29, 2000 from $232,242 for the three months ended February 28, 1999 These costs rose to $823,688 for the nine months ended February 29, 2000 from $$642,204 for the nine months ended February 28, 1999. These costs rose due to our increased commitment to development of new technology.

OPERATING EXPENSES

      General and Administrative expenses rose to $549,302 for the three months ended February 29, 2000 from $525,673 for the three months ended February 28, 1999 representing and increase of 4.5%. General and administrative expenses rose to $1,574,024 for the nine months ended February 29, 2000 from $1,393,923 for the nine months ended February 28, 1999, representing an increase of 12.9%. Salary expenses and overall fringe benefit costs declined to $278,610 for the three months ended February 29, 2000 from $280,348 for the three months ended February 28, 1999. Salary expenses and overall fringe benefit costs rose to $827,023 for the nine months ended February 29, 2000 from $727,661 for the nine months ended February 28, 1999. The decline in the three months ended February
29. 2000 from February 28, 1999 reflects bonuses issued in the three months ended February 28, 1999 which were not issued in the three months ended February 29, 2000. Expenses rose for the nine months ended February 29, 2000 from the nine months ended February 28, 1999 with an increased commitment to other areas of operations.

     Selling and marketing expenses rose to $691,073 for the three months ended February 29, 2000 from $566,197 for the three months ended February 28, 1999 representing an increase of 22.1%. Selling and marketing expenses rose to $1,936,217 for the nine months ended February 29, 2000 from $1,540,632 for the nine months ended February 28, 1999 representing an increase of 25.7%. Salary and contract fees rose to $244,558 for the three months ended February 29, 2000 from $188,183 for the three months ended February 28, 1999.

Salary and contract fees rose to $789,268 for the nine months ended February 29, 2000 from $445,034 for the nine months ended February 28, 1999. The increase reflects the Company's restructuring in early calendar 1999 to increase market research for new products and product features. Increases in the three month period ended February 29, 2000 over the three month period ended February 28, 1999 were more modest than the increases in the nine month period ended February 29, 2000 over the nine month period ended February 28, 1999 because of bonuses issued in the quarter ended February 28, 1999.

     Research and development expenses declined to $118,412 for the three months ended February 29, 2000 from $145,703 for the three months ended February 28, 1999 representing a decrease of 18.7%. Research and development expenses rose to $383,114 for the nine months ended February 29, 2000 from $367,085 for the nine months ended February 28, 1999 representing an increase of 4.4%. The decrease in the three month period ended February 29, 2000 from the three month period ended February 28, 1999 and the modest increase in the nine month ended February 29, 2000 from the nine months ended February 28, 1999 reflects bonuses issued in the three months ended February 28, 1999 to employees. The Company remains committed to increased engineering and research for new technology.

OTHER INCOME AND EXPENSE

     Other income and expenses declined to $120,936 for the three months ended February 29, 2000 from $126,591 for the three months ended February 28, 1999 representing a decrease of 4.4%. Other income and expenses rose to $363,560 for the nine months ended February 29, 2000 from $345,295 for nine months ended February 28, 1999 representing an increase of 5.3%. Other income and expenses consist principally of interest income during the periods. Declines in interest rates for invested securities in calendar 1999 substantially offset the increased investment base in the three and nine months ended February 29, 2000 as compared to the three and nine months ended February 28, 1999

NET INCOME AND INCOME TAXES

     Net income declined to $124,437 for the three months ended February 29, 2000 from $422,176 for the three months ended February 28, 1999. Net income rose to $779,257 for the nine months ended February 29, 2000 from 634,840 for the nine months ended February 28, 1999. The net income for the three months ended February 29, 2000 and February 28, 1999 is after giving effect to a provision for income taxes of $53,000 and $155,000, respectively. The increase in net income for the nine months ended February 29, 2000 as compared to the nine months ended February 28, 1999 is after giving effect to a provision for income taxes of $356,000 and $216,000 respectively. The effective income tax rates for the three months ended February 29, 2000 and February 28, 1999 were 29.9% and 26.9%, respectively. The effective income tax rates for the nine months ended February 29, 2000 and February 28, 1999 were 31.4% and 25.4% respectively. The increase in effective tax rate for the three and nine months ended February 28, 2000 as compared to the three and nine months ended February 28, 1999 reflects the tax benefits from a charitable donation of an older version of Company product during the three and nine months ended February 28, 1999.

Liquidity and Capital Resources

     The company increased its working capital by $715,390 or 8.1% from $8,778,235 at February 28, 1999 to $9,493,625 at February 29, 2000. Working
capital  increased  by $422,293 or 4.7% from  $9,071,332  at May 31,  1999.  The increase in working capital is primarily due to cash flows from operations during the period. These cash flows have in part been invested into equipment and software development and in part used to repurchase Company stock. During the nine months ended February 28, 1999, the Company used cash flows to repurchase 17,200 shares of Company stock at an average price of $3.77 per share. The Company continues to maintain its excess cash in marketable securities with maturities of seven years or less. At February 29, 2000 marketable securities consisted of 30% corporate bonds, 32% municipal obligations and 38% U.S. Government obligations. At February 29, 2000, the Company maintained cash and marketable securities of $3.09 per share.

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

PART II

                                OTHER INFORMATION

Exhibit 27 - Financial Data Schedule

                  The Company has filed one report on Form 8-K during the three months ended February 29, 2000.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DIEHL GRAPHSOFT, INC.

DATE: April 12, 2000                By:/s/Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer


DATE: April 12, 2000                  /s/ Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer
                                        Chief Financial and Accounting Officer