Form 10QSB/A
period 2000-04-30
DIEHL GRAPHSOFT INC
filed 2000-05-03
CIK 819005

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-QSB/A

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

                                  FORM 10-QSB/A

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

                              DIEHL GRAPHSOFT, INC.

                            BALANCE SHEET (Unaudited)

                                February 29, 2000

                                                                ASSETS

Current assets:

    Cash                                                       $ 1,075,441
    Marketable securities                                        8,419,788
    Accounts receivable                                            458,928
    Inventory                                                       74,286
    OTHER                                                          237,254
                                                                ----------
        TOTAL CURRENT ASSETS                                    10,265,697

Fixed assets:

    Equipment                                                      968,492
    Furnishings and fixtures                                       133,017
    LEASEHOLD IMPROVEMENTS                                          47,688
                                                                ----------
                                                                 1,149,197

    ACCUMULATED DEPRECIATION                                       819,967
        NET FIXED ASSETS                                           329,230

Other assets:

    Certificate of deposit                                          30,502
    Deferred transaction costs, net of

      accumulated amortization of $24,369                          251,119
    Software development and licensing costs, net

      of accumulated amortization of $1,793,345                  1,297,656
    OTHER                                                            9,302
                                                                ----------
        TOTAL OTHER ASSETS                                       1,588,579
                  TOTAL ASSETS                                 $12,183,506

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses                      $   736,211
    INCOME TAXES PAYABLE                                            18,601
                                                                ----------
        TOTAL CURRENT LIABILITIES                                  754,812

Long term liabilities:

    DEFERRED INCOME TAXES                                          414,499
        TOTAL LIABILITIES                                        1,169,311

Stockholders' equity:

    Common stock - $.01 par value; 10,000,000 shares authorized, 3,070,705 shares

       issued and outstanding                                       30,707
    Additional paid in capital                                   4,128,900
    RETAINED EARNINGS                                            6,854,588
                                                                ----------
        TOTAL STOCKHOLDERS' EQUITY                              11,014,195
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $12,183,506

                 See accompanying notes to financial statements
                                        3

                                DIEHL GRAPHSOFT, INC.
                       STATEMENT OF OPERATIONS (Unaudited)

                           For the three                  For the nine
                           month period ended             month period ended
                     FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,   FEBRUARY 28,

                             2000            1999           2000          1999
                             ----            ----           ----          ------

Sales                    $2,013,652      $2,409,580    $6,460,905     $5,470,655

COST OF SALES               647,114         721,422     1,844,603      1,663,470
                          ---------       ---------     ---------      ---------

GROSS PROFIT              1,366,538       1,688,158     4,616,302      3,807,185
                          ---------       ---------     ---------      ---------

Operating expenses:
General &
   administrative           614,302         525,673     1,639,024      1,393,923
 Selling & marketing        691,073         566,197     1,936,217      1,540,632
 Research &

   DEVELOPMENT              134,662         145,703       399,364        367,085
                          ---------       ---------     ---------      ---------
    Total operating

      EXPENSES            1,440,037       1,237,573     3,974,605      3,301,640
                          ---------       ---------     ---------      ---------

Income (loss) from

  OPERATIONS                (73,499)        450,585       641,697        505,545
                          ---------       ---------     ---------      ---------

Other income and expenses:

  Interest income           120,936         114,044       368,683        332,748
  OTHER                        -             12,547        (5,123)        12,547
                          ---------       ---------      --------      ---------
    TOTAL OTHER INCOME      120,936         126,591       363,560        345,295
                          ---------       ---------      --------      ---------

Income before

  income taxes               47,437         577,176     1,005,257        850,840

Provision for

  INCOME TAXES                8,000         155,000       311,000        216,000
                          ---------       ---------     ---------      ---------

NET INCOME               $   39,437      $  422,176    $  694,257     $  634,840
                          =========       =========     =========      =========

Net income per
  share - basic and

  FULLY DILUTED          $      .01      $      .14   $       .23     $      .20
                          =========       =========    ==========      =========

Weighted average number of shares outstanding:

     BASIC                3,070,705       3,092,179     3,061,844      3,117,695
                          =========       =========     =========      =========

     FULLY DILUTED        3,103,140       3,092,179     3,080,310      3,117,695
                          =========       =========     =========      =========

                 See accompanying notes to financial statements
                                        4

                              DIEHL GRAPHSOFT, INC.
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                      For the nine months ended
                                                      FEBRUARY 29, FEBRUARY 28,
                                                         2000           1999

Cash flows from operating activities:

    Net income                                         $ 694,257     $ 634,840
    Adjustments to reconcile net income to net cash provided by operating activities:

       Amortization of bond premiums and discounts      (113,238)      (55,390)
       Deferred income taxes                              11,743        29,543
       Depreciation and other amortization               953,991       999,663
       Extention of compensatory                         130,000          -
       Other                                               5,123       (12,547)
       Changes in operating assets and liabilities:

         Accounts receivable                             (88,182)     (118,022)
         Inventory                                        49,315       (65,246)
         Other current assets                             73,586       (99,304)
         Other assets                                        (50)          (50)
         Accounts payable and accrued expenses            39,565       233,310
         INCOME TAXES RECEIVABLE/PAYABLE                  71,575      (153,360)
                                                       ---------     ---------
         NET CASH PROVIDED BY OPERATING ACTIVITIES     1,827,685     1,393,437
                                                       ---------     ---------

Cash flows from investing activities:

    Purchase of certificate of deposit                   (30,502)         -
    Purchases of marketable securities                      -       (2,995,538)
    Sale and maturities of marketable securities         357,245     3,683,400
    Capitalized software and licensing costs          (1,021,412)     (964,638)
    Purchase of fixed assets                            (100,732)     (125,887)
    INVESTMENT IN TRANSACTION COSTS                     (236,896)         -
                                                       ----------    -----------
         Net cash (used in)

         INVESTING ACTIVITIES                         (1,032,297)     (402,663)
                                                       ---------      ---------

Cash flows from financing activities:

    Issuance of common stock                              99,441          -
    REDEMPTION OF COMMON STOCK                           (64,838)     (170,795)
                                                       ---------     ---------
         Net cash provided by (used in)

         FINANCING ACTIVITIES                             34,603      (170,795)
                                                       ---------     ---------

Net increase in cash                                     829,991       819,979
CASH BALANCE BEGINNING OF PERIOD                         245,450       376,754
                                                       ---------     ---------
CASH BALANCE END OF PERIOD                            $1,075,441    $1,196,733
                                                       =========     =========

Supplemental disclosure of cash flow information:

    CASH PAID FOR INCOME TAXES                        $  227,682    $  339,817
                                                       =========     =========

    Issuance of common stock                          $    9,097    $    7,500
    REDUCTION IN ACCRUED EXPENSES                         (9,097)       (7,500)
                                                       ---------     ---------
                                                      $     -       $     -
                                                       =========     =========
                 See accompanying notes to financial statements

                              DIEHL GRAPHSOFT, INC.
                        STATEMENT OF STOCKHOLDER' EQUITY

                                   (Unaudited)

                                             Additional

                         Common     Common     Paid in      Retained

                         SHARES      STOCK     CAPITAL      EARNINGS       TOTAL

Balance

    May 31, 1998     3,147,637   $31,476   $4,182,812   $5,082,509  $ 9,296,797

Issuance of

     Common Stock        1,875        19        7,481         -           7,500
Redemption of
    Common Stock       (60,200)     (602)    (170,193)        -        (170,795)

NET INCOME                -          -           -         634,840      634,840
                     ---------    ------     --------    ---------     --------

Balance

    FEBRUARY 28, 1999 3,089,312   $30,893   $4,020,100   $5,717,349  $ 9,768,342
                      =========   =======   ==========   ==========   ==========

Balance

    May 31, 1999      3,071,314   $30,713   $3,955,194   $6,160,331  $10,146,238

Issuance of

    Common Stock         16,591       166      108,372        -          108,538

Extention of
    Compensatory option   -           -        130,000       -          130,000

Redemption of

    Common Stock       (17,200)     (172)     (64,666)       -          (64,838)

NET INCOME                 -           -           -        694,257      694,257
                      ---------   --------  -----------  ----------   ----------

Balance

    FEBRUARY 29,2000  3,070,705   $30,707   $4,128,900   $6,854,588  $11,014,195
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

COST OF REVENUES

The cost of revenues for the three months ended February 29, 2000 was $647,114 as compared to $721,422 for the three months ended February 28, 1999 representing an decrease of 10.3%. The cost of revenues for the nine months ended February 29, 2000 was $1,844,603 as compared to $1,663,470 for the nine months ended February 28, 1999 representing an increase of 10.9%. The gross profit percentages for the three months ended February 29, 2000 and February 28, 1999 were 67.8% and 70.1% respectively. The gross profit percentages for the nine months ended February 29, 2000 and February 28, 1999 were 71.4% and 69.6% respectively. Gross profit percentages were negatively impacted by compensation expense increases of $48,750 in both the three and nine months ended February 29, 2000 as compared to the three and nine months ended February 28, 1999. The increase is the result of a non-qualified stock option issuance to an engineering executive at strike price below Fair Market Value in the three months ended February 29, 2000. The slight improvement in gross profit percentage during the nine months ended February 29, 2000 as compared to the nine months ended February 28, 1999 is largely due to the reduction in upgrade revenues which generally have costs equal to those of new products and generate less revenue per unit. Additionally, increased foreign revenues contributed to this decrease where much of the production costs are passed to
local  foreign  distributors.  Increased   amortization  of  software
development and licensing costs also contributed to these decreases in the three month period ended February 29, 2000 as compared to the three month period ended February 28, 1999 and partly offset the increases in gross profit percentages in the nine month period ended February 29,2000 as compared to the nine month period ended February 28, 1999. These costs rose to $288,572 for the three months ended February 29, 2000 from $232,242 for the three months ended February 28, 1999 These costs rose to $823,688 for the nine months ended February 29, 2000 from $$642,204 for the nine months ended February 28, 1999. These costs rose due to our increased commitment to development of new technology.

OPERATING EXPENSES

      General and Administrative expenses rose to $614,302 for the three months ended February 29, 2000 from $525,673 for the three months ended February 28, 1999 representing an increase of 16.9%. General and administrative expenses rose to $1,639,024 for the nine months ended February 29, 2000 from $1,393,923 for the nine months ended February 28, 1999, representing an increase of 17.6%. Salary expenses and overall fringe benefit costs rose to $343,610 for the three months ended February 29, 2000 from $280,348 for the three months ended February 28, 1999. Salary expenses and overall fringe benefit costs rose to $892,023 for the nine months ended February 29, 2000 from $727,661 for the nine months ended February 28, 1999. Expenses rose for the nine months ended February 29, 2000 from the nine months ended February 28, 1999 due to increased compensation expense of $ 65,000 resulting from the issuance of a non-qualified stock optionto an excutive officer of the Company at a strike price below Fair Market Value in the three month period ended February 29, 2000 and with an increased commitment to other areas of operations.

     Selling and marketing expenses rose to $691,073 for the three months ended February 29, 2000 from $566,197 for the three months ended February 28,1999 representing an increase of 22.1%. Selling and marketing expenses rose to $1,936,217 for the nine months ended February 29, 2000 from $1,540,632 for the nine months ended February 28, 1999 representing an increase of 25.7%. Salary and contract fees rose to $244,558 for the three months ended February 29, 2000 from $188,183 for the three months ended February 28, 1999.

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

     Research and development expenses declined to $134,662 for the three months ended February 29, 2000 from $145,703 for the three months ended February 28, 1999 representing a decrease of 7.6%. Research and development expenses rose to $399,364 for the nine months ended February 29, 2000 from $367,085 for the nine months ended February 28, 1999 representing an increase of 8.8%. The decrease in the three month period ended February 29, 2000 from the three month period ended February 28, 1999 and the modest increase in the nine month ended February 29, 2000 from the nine months ended February 28, 1999 reflects bonuses issued in the three months ended February 28, 1999 to employees. The Company remains committed to increased engineering and research for new technology.

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

     Net income declined to $39,437 for the three months ended February 29, 2000 from $422,176 for the three months ended February 28, 1999. Net income rose to $694,257 for the nine months ended February 29, 2000 from 634,840 for the nine months ended February 28, 1999. The net income for the three months ended February 29, 2000 and February 28, 1999 is after giving effect to a provision for income taxes of $8,000 and $155,000, respectively. The increase in net income for the nine months ended February 29, 2000 as compared to the nine months ended February 28, 1999 is after giving effect to a provision for income taxes of $311,000 and $216,000 respectively. The effective income tax rates for the three months ended February 29, 2000 and February 28, 1999 were 16.9% and 26.9%, respectively. The decrease in effective tax rate for the three months ended February 29, 2000 as compared to the three months ended February 28, 1999 reflects the increase in tax exempt investment income as a percentage of total income in the three month period ended February 29, 2000. The effective income tax rates for the nine months ended February 29, 2000 and February 28, 1999 were 30.9% and 25.4% respectively. The increase in effective tax rate for the nine months ended February 28, 2000 as compared to the nine months ended

February 28, 1999 reflects the tax benefits from a charitable donation of an older version of Company product during the nine months ended February 28, 1999.

Liquidity and Capital Resources

     The company increased its working capital by $732,650 or 8.3% from $8,778,235 at February 28, 1999 to $9,510,885 at February 29, 2000. Working
capital  increased  by $439,553 or 4.8% from  $9,071,332  at May 31,  1999.  The increase in working capital is primarily due to cash flows from operations during the period. These cash flows have in part been invested into equipment and software development and in part used to repurchase Company stock. During the nine months ended February 28, 1999, the Company used cash flows to repurchase 17,200 shares of Company stock at an average price of $3.77 per share. The Company continues to maintain its excess cash in marketable securities with maturities of seven years or less. At February 29, 2000 marketable securities consisted of 30% corporate bonds, 32% municipal obligations and 38% U.S. Government obligations. At February 29, 2000, the Company maintained cash and marketable securities of $3.09 per share.

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

                                        DIEHL GRAPHSOFT, INC.

DATE: May 1, 2000                   By:/s/Richard Diehl
                                        Richard Diehl, President
                                        Chief Executive Officer


DATE: May 1, 2000                     /s/ Joseph Schmelzle
                                        Joseph Schmelzle, Treasurer
                                        Chief Financial and Accounting Officer